Form 10-Q
period 1996-05-04
SUNGLASS HUT INTERNATIONAL INC
filed 1996-06-18
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996

                                            OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21690
                                                -------

                        SUNGLASS HUT INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                         22-2802551
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)               Number)

         255 ALHAMBRA CIRCLE
         CORAL GABLES, FLORIDA                     33134
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:         (305) 461-6100
                                                   -----------------------------

- - --------------------------------------------------------------------------------

  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 54,176,516 (as of June 14, 1996).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                 PAGE


                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of May 4, 1996 (UNAUDITED) and February 3, 1996 ...........3

         Consolidated Statements of Income for the thirteen weeks ended May 4, 1996 and April 29, 1995 (UNAUDITED)............................................................4

         Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 1996 and
         April 29, 1995 (UNAUDITED) ...............................................................5

         Note to Consolidated Financial Statements (UNAUDITED).....................................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................8


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.........................................................11

         Signatures...............................................................................12


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   May 4,    February 3,
                                            ASSETS                                  1996        1996
                                                                                 -------   -----------
CURRENT ASSETS:
   Cash and cash equivalents ...................................................  $  5,377   $   4,506
   Accounts receivable .........................................................     4,114       2,379
   Inventory ...................................................................   129,407     110,268
   Prepaid rent ................................................................     6,527       5,912
   Other current assets ........................................................    13,115       9,680
                                                                                  --------   ---------
                     Total current assets ......................................   158,540     132,745


PROPERTY AND EQUIPMENT, net of accumulated depreciation ........................    86,083      83,980
  and amortization of $48,272 and $46,084

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED ...........................    39,683      39,095
 BUSINESSES, net of accumulated amortization of $25,825 and $25,273

OTHER ASSETS ...................................................................    11,134      11,256
                                                                                  --------   ---------
                     Total assets ..............................................  $295,440   $ 267,076
                                                                                  ========   =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................  $ 26,627   $  28,791
   Accrued payroll and related taxes ...........................................     4,132       5,662
   Accrued rent ................................................................     4,557       3,568
   Accrued expenses ............................................................     8,007       6,670
   Current portion of long-term debt ...........................................       121         129
                                                                                  --------   ---------
                     Total current liabilities .................................    43,444      44,820

LONG-TERM DEBT, net of current portion .........................................    85,906      69,432
                                                                                  --------   ---------
                     Total liabilities .........................................   129,350     114,252
                                                                                  --------   ---------

STOCKHOLDERS' EQUITY:
   Preferred stock .............................................................      --          --
   Common stock ................................................................       541         538
   Additional paid-in capital ..................................................   164,016     159,088
   Foreign currency translation adjustment .....................................       677        (500)
   Retained earnings (accumulated deficit) .....................................       856      (6,302)
                                                                                  --------   ---------
                     Total stockholders' equity ................................   166,090     152,824
                                                                                  --------   ---------
                     Total liabilities and stockholders' equity ................  $295,440   $ 267,076
                                                                                  ========   =========


         See Note to Consolidated Financial Statements ................

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Thirteen Weeks Ended
                                                                        --------------------
                                                                          May 4,   April 29,
                                                                           1996      1995
                                                                         --------   -------
Net sales ............................................................   $122,822   $87,579
Cost of goods sold, occupancy and buying expenses ....................     70,111    50,006
                                                                         --------   -------
                     Gross profit ....................................     52,711    37,573
Selling, general and administrative expenses:
  Operating expenses .................................................     33,521    24,470
   Depreciation and leasehold amortization ...........................      5,177     3,541
   Amortization of cost in excess of net assets of acquired businesses        521       347
                                                                         --------   -------
                                                                           39,219    28,358
                                                                         --------   -------

                     Earnings before interest and income taxes .......     13,492     9,215
Interest expense .....................................................      1,462       642
                                                                         --------   -------

                     Earnings before income taxes ....................     12,030     8,573
Provision for income taxes ...........................................      4,872     3,498
                                                                         --------   -------

                     Net income ......................................      7,158     5,075
Proforma adjustment for income taxes .................................       --          57
                                                                         --------   -------
                     Pro forma net income ............................   $  7,158   $ 5,018
                                                                         ========   =======
                     Pro forma net income per share ..................   $    .13   $   .09
                                                                         ========   =======

Weighted average shares outstanding ..................................     55,763    53,818
                                                                         ========   =======

                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                                    May 4,     April 29,
                                                                                     1996        1995
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................   $  7,158    $  5,075
                                                                                   --------    --------
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities-
   Depreciation and amortization ...............................................      5,698       3,888
      Changes in assets and liabilities, net of effect of acquisitions-
            Changes in assets:
             Accounts receivable ...............................................     (1,735)     (1,017)
             Inventory .........................................................    (19,139)     (8,600)
             Prepaid rent ......................................................       (615)       (184)
             Other current assets ..............................................     (3,435)     (3,721)
             Other assets ......................................................       (132)       (620)
            Changes in liabilities:
             Accounts payable ..................................................     (2,164)      2,980
             Accrued expenses ..................................................      1,716       3,560
                                                                                   --------    --------
                                                                                    (19,806)     (3,714)
                                                                                   --------    --------
            Net cash (used in) provided by operating activities ................    (12,648)      1,361
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................     (7,401)     (8,654)
   Acquisition of businesses ...................................................       --        (1,303)
   Investment in and advances to affiliate .....................................       --        (5,500)
                                                                                   --------    --------
            Net cash used in investing activities ..............................     (7,401)    (15,457)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ....................................       --         4,136
   Principal payments on long-term debt ........................................       --          (356)
   Proceeds from borrowings under revolving credit facilities ..................     48,166       9,600
   Principal payments on revolving credit facilities ...........................    (31,700)    (48,200)
   Proceeds from sale of common stock ..........................................       --        53,800
   Distributions to stockholders by pooled company .............................       --          (545)
   Proceeds from exercise of stock options .....................................      4,008         395
                                                                                   --------    --------
            Net cash provided by financing activities ..........................     20,474      18,830
                                                                                   --------    --------
   Effect of exchange rate changes on cash and cash equivalents ................        446        --
                                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................        871       4,734

CASH AND CASH EQUIVALENTS, beginning of period .................................      4,506       2,773
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, end of period .......................................   $  5,377    $  7,507
                                                                                   ========    ========

                             Continued on Next Page

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                                    May 4,     April 29,
                                                                                     1996        1995
                                                                                   --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                                    $    1,009  $    566
                                                                                  ==========  ==========
      Income taxes                                                                $    3,576  $  1,099
                                                                                  ==========  ==========


                  See Note to Consolidated Financial Statements

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 3, 1996 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended May 4, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997. Certain prior year amounts have been reclassified to conform with current year financial statement classifications.

On June 29, 1995, the Company acquired Sunsations Sunglazss Company ("Sunsations"), an Indiana corporation, through the exchange of all of the outstanding common stock of Sunsations for 7,411,764 shares of the Company's common stock. At the time of the acquisition, Sunsations operated 350 stores in 44 states and Canada. The acquisition was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of Sunsations for all periods prior to the merger. In addition, all fiscal 1995 share data relating to the Company's common stock including pro forma earnings per share and weighted average shares have been retroactively restated to reflect the 7,411,764 shares of the company's common stock issued as part of the acquisition.

The statement of operations and the statement of cash flows for the thirteen weeks ended April 29, 1995 as originally reported, have been restated to combine the results of operations of Sunsations and the statement of cash flows of Sunsations for the thirteen weeks ended April 29, 1995. Certain Sunsations balances and amounts have been reclassified to conform to the Company's presentation. The pro forma adjustment to reflect income taxes in the consolidated statements of operations reflects the additional tax provision that would have been recorded at the corporation level had Sunsations not been an S Corporation during the respective periods.

As a result of the merger, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' fiscal year end was changed to conform with the Company's fiscal year end. Sunsations' results of operations for the 28 days ended January 28, 1995 have been recorded in the accompanying unaudited interim fiscal 1995 financial statements as an adjustment to accumulated deficit. Net sales and pro forma net loss for Sunsations for the 28 days ended January 29, 1995, not included in the accompanying unaudited interim statement of operations, were approximately $2,190,000 and $789,000, respectively.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

The company's separate results for the thirteen weeks ended April 29, 1995 and Sunsations' separate results for the thirteen weeks ended April 29, 1995 are as follows:

                                                   THIRTEEN WEEKS
                                                   ENDED APRIL 29,
                                                         1995
                                                   ---------------

Net Sales:
    Sunglass Hut International, Inc.                   $73,106
    Sunsations Sunglass Company                         14,473
                                                   ---------------
                                                       $87,579
                                                   ===============

Pro forma net income:
    Sunglass Hut International, Inc.                   $ 4,959
    Sunsations Sunglass Company                             59
                                                   ---------------
                                                       $ 5,018
                                                   ===============


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sunglass Hut International, Inc. (the "Company") is the world's largest specialty retailer of sunglasses with 1,847 worldwide locations as of May
4, 1996. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. A typical store carries approximately 1,000 stock keeping units.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of existing long-term debt in December 1998, operating lease commitments and continued store expansion. During May 1996, the Company renegotiated its existing revolving credit facility with NationsBank of Florida, National Association ("NationsBank"), acting as the agent for a conglomerate of banks, to increase the credit facility from $100.0 million to $125.0 million on substantially similar terms. The credit facility includes up to $10.0 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to (i) the prime lending rate or the federal funds effective rate plus 0.50% or (ii) LIBOR plus 1.00%. Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of May 4, 1996, the Company had $4.8 million in letters of credit outstanding which were maintained as security for performance under the Company's executive office lease and to service other debt.

On June 10, 1996, the Company commenced a 144A private offering to certain qualified institutional buyers of $100 million principal amount of Convertible Subordinated Notes due 2003. The purpose of the offering is to refinance outstanding senior indebtedness and to finance the company's expansion plans. Offers will be made only by means of an offering memorandum.

Net cash used in operating activities was $12.6 million for the first three months of fiscal 1996 compared to $1.4 million provided by operating activities for the same period in fiscal 1995. The difference between the Company's net income and operating cash flow in fiscal 1996 was primarily attributable to the Company's $25.1 million investment in inventory and current assets partially offset by $5.7 million of non-cash charges for depreciation and amortization.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities was $7.4 million for the first three months of fiscal 1996 compared to $15.5 million for the same period last year. The fiscal 1996 cash flow reflects an increase in capital expenditures related to new store expansion and the renovation of existing stores. There were no business acquisitions during the first three months of fiscal year 1996 and no advances were made to the Australian Joint Venture which became wholly owned in October 16, 1995.

Net cash provided by financing activities was $20.5 million for the first three months of fiscal 1996 compared to $18.8 million for the same period last year. The fiscal 1995 cash flow reflects the proceeds of $53.8 million from a secondary offering of 4.2 million shares of the Company's common stock completed in February 1995. The net proceeds from that offering were used to repay approximately $41.3 million of indebtedness under the NationsBank revolving credit facility, and for other working capital requirements.

Management believes that net cash provided by operations together with borrowing availability under the Company's revolving credit facility and, if consummated, the proceds from the 144A Private Offering of Convertible Subordinated Notes will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 350 stores in fiscal 1996 and other working capital requirements through at least fiscal 1996. In the event that the Private Offering of Convertible Subordinated Notes does not materialize, the Company intends to pursue additional financing alternatives to continue to finance its expansion plans. The Company estimates that its typical capital expenditures to open new in-line stores range from $70,000 to $125,000 for fixtures and leasehold improvements, while the costs for kiosk locations range from $25,000 to $40,000. In addition, initial inventory for a new store ranges from $30,000 for a small kiosk to over $50,000 for a large in-line store.

RESULTS OF OPERATIONS

QUARTERS ENDED MAY 4, 1996 AND APRIL 29, 1995

Net sales increased $35.2 million, or 40.2%, to $122.8 million during the quarter ended May 4, 1996 compared to $87.6 million for the same period of fiscal 1995. Approximately 73.0% of this increase was attributable to sales from new stores opened and acquired during the first quarter of fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases), while an increase in comparable store sales of 7.6% accounted for approximately 27.0% of this increase. Management believes that the comparable store sales increase was primarily due to increased unit sales of the Company's branded sunglass offerings and, to a lesser extent, to its expanded private label sunglass offerings.

Gross profit increased $15.1 million, or 40.2%, to $52.7 million during the quarter ended May 4, 1996 compared to $37.6 million for the same period of fiscal 1995 primarily due to the increase in net sales. As a percentage of net sales, gross profit was 42.9% in both 1996 and 1995.

Operating expenses increased $9.1 million, or 37.0%, during the quarter ended May 4, 1996 compared to the same period of fiscal 1995. This increase is primarily due to operating expenses associated with the operations and management of new stores opened and acquired in fiscal 1996 and 1995. Operating expenses as a percentage of net sales decreased to 27.3% in 1996 compared to 27.9% in 1995, primarily as a result of operating efficiencies and economies of scale resulting from higher sales volume.

Depreciation and leasehold amortization expense increased $1.6 million, or 46.2%, to $5.2 million during the quarter ended May 4, 1996 compared to $3.5 million for the same period of fiscal 1995, primarily due to new store growth.

As a result of the foregoing, the Company reported net income of $7.2 million during the quarter ended May 4, 1996 compared to $5.0 million for the same period of fiscal 1995.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the year-end holiday selling season).

The Company's results of operations may also fluctuate from quarter-to-quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           10.1 Amendment No. 1 to Revolving Credit and Reimbursement Agreement, dated as of May 22, 1996, among the Registrant, NationsBank, N.A. and the other Lenders named therein1

- - ----------------------
         1 Filed Herewith


(b) The Company did not file any reports on Form 8-K during the quarter ended May 4, 1996.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNGLASS HUT INTERNATIONAL, INC.


Date:  June 17, 1996             By:   /s/JACK B. CHADSEY
                                      ---------------------
                                      Jack B. Chadsey
                                      President and Chief Executive Officer and
                                      Director (principal executive officer)


Date:  June 17, 1996             By:   /s/LARRY G. PETERSEN
                                       -----------------------
                                       Larry G. Petersen
                                       Senior Vice President-Finance
                                       and Chief Financial Officer
                                       (principal financial officer)


Date:  June 17, 1996             By:   /s/GEORGE L. PITA
                                       -----------------------
                                       George L. Pita
                                       Vice President-Finance and International
                                       Development(principal accounting officer)