Form 10-Q
period 1996-08-03
SUNGLASS HUT INTERNATIONAL INC
filed 1996-09-17
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                    OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21690

                        SUNGLASS HUT INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               FLORIDA                                    65-0667471
- -------------------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)             Number)

        255 ALHAMBRA CIRCLE
        CORAL GABLES, FLORIDA                                 33134
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (305) 461-6100
                                                   ----------------------------

- -------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 54,241,902 (as of September 12, 1996).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES



                                      INDEX



                                                                                                              PAGE
                                                                                                              ----


                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                  Consolidated Balance Sheets as of August 3, 1996 (Unaudited) and February 3, 1996............3

                  Consolidated Statements of Income for the Thirteen Weeks Ended August 3, 1996
                  and July 29, 1995 (Unaudited)................................................................4

                  Consolidated Statements of Income for the Twenty-Six Weeks Ended August 3, 1996
                  and July 29, 1995 (Unaudited)................................................................5

                  Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 1996
                  and July 29, 1995 (Unaudited)................................................................6

                  Note to Consolidated Financial Statements (Unaudited)........................................8

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations........................................................................................9


                           PART II - OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders...............................................13

ITEM 6.      Exhibits and Reports on Form 8-K..................................................................14

             Signatures........................................................................................15


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       AUGUST 3,          FEBRUARY 3,
                                    ASSETS                               1996                 1996
                                                                    ----------------     ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $  5,988             $  4,506
   Accounts receivable                                                    5,222                2,379
   Inventory                                                            151,843              110,268
   Prepaid rent                                                           6,799                5,912
   Other current assets                                                  19,612                9,680
                                                                    ----------------     ---------------
                 Total current assets                                   189,464              132,745


PROPERTY AND EQUIPMENT, net of accumulated depreciation                 110,091               83,980
  and amortization of $53,354 and $46,084

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED                     39,349               39,095
 BUSINESSES, net of accumulated amortization of $26,318 and $25,273

OTHER ASSETS                                                             12,216               11,256
                                                                    ----------------     ---------------
                 Total assets                                          $351,120            $ 267,076
                                                                    ================     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $ 21,823            $  28,791
   Accrued payroll and related taxes                                      6,052                5,662
   Accrued rent                                                           4,663                3,568
   Accrued expenses                                                      11,585                6,670
   Current portion of long-term debt                                        155                  129
                                                                    ---------------      ----------------
                 Total current liabilities                               44,278               44,820

LONG-TERM DEBT, net of current portion and unamortized discount         121,653               69,432
                                                                    ----------------     ---------------
                 Total liabilities                                      165,931              114,252
                                                                    ----------------     ---------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                            -                    -
   Common stock                                                             542                  538
   Additional paid-in capital                                           164,065              159,088
   Foreign currency translation adjustment                                   42                 (500)
   Retained earnings (accumulated deficit)                               20,540               (6,302)
                                                                    ----------------     ---------------
                 Total stockholders' equity                             185,189              152,824
                                                                    ----------------     ---------------
                 Total liabilities and stockholders' equity            $351,120            $ 267,076
                                                                    ================     ===============

                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                           THIRTEEN WEEKS ENDED
                                                                      --------------------------------
                                                                        AUGUST 3,          JULY 29,
                                                                          1996               1995
                                                                      --------------    --------------

Net sales                                                               $ 166,469          $127,512
Cost of goods sold, occupancy and buying expenses                          87,828            66,928
                                                                      --------------    --------------

                 Gross profit                                              78,641            60,584
                                                                      --------------    --------------

Selling, general and administrative expenses:
   Operating expenses                                                      37,812            28,623
   Depreciation and leasehold amortization                                  5,371             3,865
   Amortization of cost in excess of net assets of acquired                   597               366
     businesses
   Expenses related to acquisitions                                             -            10,100
                                                                      --------------    --------------
                                                                           43,780            42,954
                                                                      --------------    --------------

                 Earnings before interest and income taxes                 34,861            17,630
Interest expense                                                            1,530               553
                                                                      --------------    --------------

                 Earnings before income taxes                              33,331            17,077
Provision for income taxes                                                 13,323             8,001
                                                                      --------------    --------------

                 Net income                                                20,008             9,076
Proforma adjustment for income taxes                                            -               718
                                                                      --------------    --------------

                 Pro forma net income                                   $  20,008         $   8,358
                                                                      ==============    ==============

                 Pro forma net income per share                         $     .36         $     .15
                                                                      ==============    ==============

Weighted average shares outstanding                                        55,747            55,184
                                                                      ==============    ==============



                 See Note to Consolidated Financial Statements.


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          TWENTY-SIX WEEKS ENDED
                                                                      --------------------------------
                                                                        AUGUST 3,         JULY 29,
                                                                          1996              1995
                                                                      --------------    --------------

Net sales                                                               $  289,291         $  215,091
Cost of goods sold, occupancy and buying expenses                          157,939            116,933
                                                                      --------------    --------------

    Gross profit
                                                                           131,352            98,158
                                                                      --------------    --------------

Selling, general and administrative expenses:
   Operating expenses                                                       71,333             53,094
   Depreciation and leasehold amortization                                  10,548              7,406
   Amortization of cost in excess of net assets of acquired                  1,118                715
     businesses
   Expenses related to acquisitions                                              -             10,100
                                                                      --------------    --------------
                                                                            82,999             71,315
                                                                      --------------    --------------

                 Earnings before interest and income taxes                  48,353             26,843
Interest expense                                                             2,992              1,195
                                                                      --------------    --------------

                 Earnings before income taxes                               45,361             25,648
Provision for income taxes                                                  18,195             11,500
                                                                      --------------    --------------

                 Net income                                                 27,166             14,148
Proforma adjustment for income taxes                                             -                775
                                                                      --------------    --------------

                 Pro forma net income                                   $   27,166        $    13,373
                                                                      --------------    --------------

                 Pro forma net income per share                         $      .49        $       .25
                                                                      ==============    ==============

Weighted average shares outstanding                                         55,755             54,501
                                                                      ==============    ==============




                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           TWENTY-SIX WEEKS ENDED
                                                                     ----------------------------------
                                                                       AUGUST 3,           JULY 29,
                                                                          1996               1995
                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 27,166          $   14,148
                                                                     ---------------    ---------------
   Adjustments to reconcile net income to net cash used in
     operating activities-
   Depreciation and amortization                                          11,666               8,151
   Amortization of discount on debt                                           35                   -
   Adjustment for change in fiscal year-end of pooled company                  -                (900)
   Changes in assets and liabilities, net of effect of acquisitions-
          Changes in assets:
           Accounts receivable                                            (2,839)             (5,103)
           Inventory                                                     (41,370)            (19,524)
           Prepaid rent                                                     (887)               (769)
           Other current assets                                           (9,902)             (3,465)
           Other assets                                                   (1,512)             (1,222)
          Changes in liabilities:
           Accounts payable                                               (7,036)             (3,304)
           Accrued expenses                                                9,583              10,241
                                                                     ---------------    ---------------
                                                                         (42,262)            (15,895)
                                                                     ---------------    ---------------
          Net cash used in operating activities                          (15,096)             (1,747)
                                                                     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (36,157)            (19,717)
   Acquisitions of businesses                                               (567)             (6,129)
   Investment in and advances to affiliate                                     -              (5,500)
                                                                     ---------------    ---------------
          Net cash used in investing activities                          (36,724)            (31,346)
                                                                     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                              112,369               4,000
   Principal payments on long-term debt                                        -              (8,869)
   Proceeds from borrowings under revolving credit facilities            199,994              56,695
   Principal payments on revolving credit facilities                    (260,700)            (71,746)
   Proceeds from sale of common stock                                          -              53,800
   Distributions to stockholders by pooled company                             -                (545)
   Payment of deferred financing costs                                      (110)                (16)
   Proceeds from exercise of stock options                                 1,632                 453
                                                                     ---------------    ---------------
          Net cash provided by financing activities                       53,185              33,772
                                                                     ---------------    ---------------
   Effect of exchange rate changes on cash and cash equivalents              117                   -
                                                                     ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,482                 679

CASH AND CASH EQUIVALENTS, beginning of period                             4,506               3,673
                                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                                $  5,988          $    4,352
                                                                     ===============    ===============


                             Continued on Next Page



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          TWENTY-SIX WEEKS ENDED
                                                                     ----------------------------------
                                                                       AUGUST 3,           JULY 29,
                                                                          1996               1995
                                                                     ---------------    ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                           $   2,451          $    937
                                                                     ===============    ===============
     Income taxes                                                       $   9,659         $   4,566
                                                                     ===============    ===============



In June 1995, the Company acquired Sunsations Sunglass Company in a transaction in which the Company exchanged 7,411,764 shares of its common stock for all of the outstanding common stock of Sunsations Sunglass Company. The acquisition was accounted for as a pooling of interests.

                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 3, 1996 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended August 3, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997.

In June 1996, as a result of a 144A private offering made to certain qualified institutional investors, the Company issued $115 million principal amount of Convertible Subordinated Notes (the "Notes"). The offering was made for the purpose of refinancing outstanding senior indebtedness and to finance the Company's expansion plans. The Notes bear interest at 5 1/4%, payable semi-annually, and mature June 2003. The Notes are subordinated to all existing and future indebtedness of the Company, and are convertible at any time 90 days after issuance into Company common stock at $30.25 per share.

As of June 27, 1996, the Company decreased its commitment under the unsecured revolving credit facility with NationsBank of Florida, National Association, to $75 million.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sunglass Hut International, Inc. is the world's largest specialty retailer of sunglasses with 1,971 worldwide locations as of August 3, 1996. The Company has expanded rapidly since opening its first store in 1971, and continued its expansion in the first six months of 1996 by opening 244 sunglass stores, 10 EyeX optical and 10 Watch Station stores. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The compactibility of the Company's products allows it to use a wide variety of sales location formats, including malls, airports, on-street sites, licensed departments within department stores and catalogs. A typical store carries approximately 1,000 stock keeping units.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of existing revolving credit facility borrowings in December 1998, operating lease commitments and continued store expansion. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to (i) the prime lending rate or the federal funds effective rate plus 0.50% or (ii) LIBOR plus 1.00%. In June 1996, the Company issued $115 million principal amount of Convertible Subordinated Notes, due June 2003, for the purpose of refinancing senior indebtedness to reduce interest costs and for financing expansion plans. Subsequently, the Company reduced its commitment under the NationsBank revolving credit facility to $75 million.

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of August 3, 1996, the Company had $4.8 million in letters of credit outstanding which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash used in operating activities was $15.1 million for the first six months of fiscal 1996 compared to $1.7 million for the same period in fiscal 1995. The difference between the Company's net income and operating cash flow in fiscal 1996 was primarily attributable to the Company's $51.3 million investment in inventory and other current assets and reductions of accounts payable of $7.0 million, partially offset by $11.7 million of non-cash charges for depreciation and amortization. Inventory levels have increased $41.6 million since 1995 year-end to provide for seasonal demand, store growth and higher levels of safety stock during the Company's consolidation of warehouses to a single location in Atlanta. The Atlanta warehouse became fully operational in August 1996.

Net cash used in investing activities was $36.7 million for the first six months of fiscal 1996 compared to $31.3 million for the same period last year. The fiscal 1996 cash flow primarily reflects capital expenditures related to new store expansion and the renovation of existing stores.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by financing activities was $53.2 million for the first six months of fiscal 1996 compared to $33.8 million for the same period last year. The fiscal 1996 cash flow reflects the net proceeds of $112.2 million from the issuance of 5 1/4% Convertible Subordinated Debentures in June 1996. The fiscal 1995 cash flow reflects the proceeds of $53.8 million from a secondary offering of 4.2 million shares of the Company's common stock completed in February 1995. The net proceeds from the offerings in 1996 and 1995 were used to repay approximately $96.5 and $41.3 million, respectively, of indebtedness under the NationsBank revolving credit facility, and for other working capital requirements.

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility and the proceeds from the 144A private offering of Convertible Subordinated Notes will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 280 more stores in fiscal 1996 and other working capital requirements through at least fiscal 1996. The Company estimates that its typical capital expenditures to open new in-line stores range from $75,000 to $125,000 for fixtures and leasehold improvements, while the costs for kiosk locations range from $25,000 to $40,000. In addition, initial inventory for a new store ranges from $30,000 for a small kiosk to over $50,000 for a large in-line store.


RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 3, 1996 COMPARED TO QUARTER ENDED JULY 29, 1995

Net sales increased $39.0 million, or 30.6%, to $166.5 million during the quarter ended August 3, 1996 compared to $127.5 million for the same period of fiscal 1995. Approximately 83% of this increase was attributable to sales from new stores opened and acquired during the second quarter of fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases), while an increase in comparable store sales of 4.9% accounted for approximately 17% of this increase. The comparable store sales increase was primarily due to increased unit sales of the Company's sunglass offerings.

Gross profit increased $18.0 million, or 29.7%, to $78.6 million during the quarter ended August 3, 1996 compared to $60.6 million for the same period of fiscal 1995 primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased 0.3% to 47.2% for the quarter ended August 3, 1996 from 47.5% for the quarter ended July 29, 1995. The decrease in gross profit margin is primarily due to an increase in occupancy expenses as a result of higher occupancy costs related to the Company's new store expansion, including expansion into international markets. Management expects that due to its increasing international expansion, coupled with the Company's entry into the retail watch industry (which has lower gross profit rates than the Company's sunglass specialty units), future gross profit rates will continue to decline when compared to 1995.

Operating expenses increased $9.2 million, or 32.1%, during the quarter ended August 3, 1996 compared to the same period of fiscal 1995. This increase is primarily due to operating expenses associated with the operations and management of new stores opened and acquired in fiscal 1996 and 1995. Operating expenses as a percentage of net sales were 22.7% in 1996 and 22.4% in 1995.

Depreciation and leasehold amortization expense increased $1.5 million, or 39.0%, to $5.4 million during the quarter ended August 3, 1996 compared to $3.9 million for the same period of fiscal 1995, primarily due to new store growth.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating margins during the second quarter of 1996 were negatively impacted by the consolidation of our Australian operations which resulted in a decrease in sales leverage due to seasonally lower sales in that market during this time of year. Excluding the impact of the Australian operations, operating margins were either the same or improved when compared to the same period last year.

As a result of the foregoing, the Company reported net income of $20.0 million during the quarter ended August 3, 1996 compared to $8.4 million for the same period of fiscal 1995.

FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

Net sales increased $74.2 million, or 34.5%, to $289.3 million during the first six months of fiscal 1996 compared to $215.1 million for the same period of fiscal 1995. Sales from new stores opened and acquired during the first six months of fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases) accounted for 81% of this increase while comparable store sales of 6.0% accounted for 19% of this increase. The increase was primarily due to increased unit sales of the Company's sunglass offerings.

Gross profit increased $33.2 million, or 33.8%, to $131.4 million during the first six months of fiscal 1996 compared to $98.2 million for the same period of fiscal 1995 primarily due to the increase in net sales. As a percentage of net sales, gross profit was 45.4% in 1996 and 45.6% in 1995. The decrease in gross profit margin is primarily due to an increase in occupancy expenses as a result of higher occupancy costs related to the Company's new store expansion, including expansion into international markets. Management expects that due to its increasing international expansion, coupled with the Company's entry into the retail watch industry (which has lower gross profit rates than the Company's sunglass specialty units), future gross profit rates will continue to decline when compared to 1995.

Operating expenses increased $18.2 million, or 34.4%, during the first six months of fiscal 1996 compared to the same period of fiscal 1995. This increase is primarily due to operating expenses associated with the operation and management of new stores opened and acquired in fiscal 1996. Operating expenses as a percentage of net sales were 24.7% in both 1996 and 1995.

Depreciation and leasehold amortization expense increased approximately $3.1 million, or 41.9%, to $10.5 million during the first six months of fiscal 1996 compared to $7.4 million for the same period of fiscal 1995. This increase is primarily due to new store growth.

As a result of the foregoing, the Company reported earnings of $0.49 per share, or $27.2 million, during the first six months of fiscal 1996 compared to $0.25 per share or $13.4 million (inclusive of nonrecurring acquisition-related costs and expenses of approximately $10.1 million) for the same period of 1995.


SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the year-end holiday selling season).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This report contains forward-looking statements, which are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1995 Annual Report filed on Form 10-K and the registration statement filed on Form S-3 in September 1996. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting") for the following purposes:

        1. To elect two members to the Company's Board of Directors to hold office until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

        2. To consider and vote upon a proposal to approve and ratify the Company's 1996 Executive Compensation Incentive Plan; and

        3. To consider and vote on a proposal to approve the reincorporation of the Company from Delaware to Florida.


The votes cast at the Annual Meeting were as follows:

1.     Election of Directors:

       Rohit M. Desai -
              For                                   51,074,834
                                               ------------------
              Withheld                               1,139,283
                                               ------------------

       William E. Phillips -
              For                                   51,074,834
                                               ------------------
              Withheld                               1,139,283
                                               ------------------

2.    Proposal to approve the Company's 1996 Executive Incentive Compensation
      Plan:

              For                                   31,835,334
                                               ------------------
              Against                               17,447,942
                                               ------------------
              Abstain                                   57,176
                                               ------------------
              Broker Non-Vote                        2,873,665
                                               ------------------

3.     Proposal to approve the reincorporation of the Company from Delaware to
       Florida:

              For                                   34,159,844
                                               ------------------
              Against                               15,177,371
                                               ------------------
              Abstain                                   51,082
                                               ------------------
              Broker Non-Vote                        2,825,820
                                               ------------------

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.7 Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (1)

        10.8 Amendment No. 2 to Revolving Credit and Reimbursement Agreement, dated as of September 9, 1996, among the Registrant, NationsBank N.A. and the other Lenders named therein (B) (2)

        27     Financial Data Schedule

- --------------------------

        (1) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Notice of Annual Meeting of Shareholders, dated as of May 3, 1996.

        (2)  Filed herewith.



(b) The Company did not file any reports on Form 8-K during the quarter ended August 3, 1996.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNGLASS HUT INTERNATIONAL, INC.




Date:  September 17, 1996       By: /s/ JACK B. CHADSEY
                                    ------------------------------------------
                                     Jack B. Chadsey
                                     President and Chief Executive Officer and
                                     Director (principal executive officer)




Date:  September 17, 1996       By: /s/ LARRY G PETERSEN
                                    ------------------------------------------
                                     Larry G. Petersen
                                     Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (principal financial officer)




Date:  September 17, 1996       By: /s/ GEORGE L. PITA
                                    ------------------------------------------
                                     George L. Pita
                                     Vice President-Finance and International
                                     Business Development
                                     (principal accounting officer)