Form 10-Q
period 1996-11-02
SUNGLASS HUT INTERNATIONAL INC
filed 1996-12-17
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the Quarterly Period Ended November 2, 1996

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21690

                        SUNGLASS HUT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Florida                                 65-0667471
--------------------------------------------------------------------------------
      (State or other jurisdiction of         (I.R.S. Employer Identification
      incorporation or organization)           Number)

       255 Alhambra Circle
       Coral Gables, Florida                              33134
--------------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:         (305) 461-6100

--------------------------------------------------------------------------------

  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 54,244,302 (as of December 10, 1996).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES



                                      INDEX



                                                                            Page
                                                                            ----


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets as of November 2, 1996 (Unaudited)
     and February 3, 1996.....................................................3

     Consolidated Statements of Income for the Thirteen Weeks
     Ended November 2, 1996 and October 28, 1995
     (Unaudited)..............................................................4

     Consolidated Statements of Income for the Thirty-Nine Weeks
     Ended November 2, 1996 and October 28, 1995
     (Unaudited)..............................................................5

     Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
     Ended November 2, 1996 and October 28, 1995
     (Unaudited)..............................................................6

     Note to Consolidated Financial Statements
     (Unaudited)..............................................................8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K....................................13


         Signatures..........................................................14


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               NOVEMBER 2,  FEBRUARY 3,
                                ASSETS                                            1996        1996
                                                                              -----------   ---------
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   5,913     $   4,506
   Accounts receivable                                                            3,537         2,379
   Inventory                                                                    181,939       110,268
   Prepaid rent                                                                   7,147         5,912
   Other current assets                                                          15,572         9,680
                                                                              ---------     ---------
                     Total current assets                                       214,108       132,745


PROPERTY AND EQUIPMENT, net of accumulated depreciation                         118,725        83,980
  and amortization of $58,767 and $46,084

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED                             38,690        39,095
 BUSINESSES, net of accumulated amortization of $26,927 and $25,273

OTHER ASSETS                                                                     13,893        11,256
                                                                              ---------     ---------
                     Total assets                                             $ 385,416     $ 267,076
                                                                              =========     =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  24,674     $  28,791
   Accrued payroll and related taxes                                              4,572         5,662
   Accrued rent                                                                   5,633         3,568
   Accrued expenses                                                               5,215         6,670
   Current portion of long-term debt                                                 93           129
                                                                              ---------     ---------
                     Total current liabilities                                   40,187        44,820

LONG-TERM DEBT, net of current portion and unamortized discount                 162,197        69,432
                                                                              ---------     ---------
                     Total liabilities                                          202,384       114,252
                                                                              ---------     ---------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                 --            --
   Common stock                                                                     542           538
   Additional paid-in capital                                                   164,121       159,088
   Foreign currency translation adjustment                                          771          (500)
   Retained earnings (accumulated deficit)                                       17,598        (6,302)
                                                                              ---------     ---------
                     Total stockholders' equity                                 183,032       152,824
                                                                              ---------     ---------
                     Total liabilities and stockholders' equity               $ 385,416     $ 267,076
                                                                              =========     =========


                 See Note to Consolidated Financial Statements.


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          THIRTEEN WEEKS ENDED
                                                                                     --------------------------------
                                                                                     NOVEMBER 2,          OCTOBER 28,
                                                                                        1996                 1995
                                                                                     ---------             ---------
Net sales                                                                            $ 112,866             $  91,426
Cost of goods sold, occupancy and buying expenses                                       72,087                53,953
                                                                                     ---------             ---------

                     Gross profit                                                       40,779                37,473
                                                                                     ---------             ---------

Selling, general and administrative expenses:
   Operating expenses                                                                   36,766                27,682
   Depreciation and leasehold amortization                                               6,000                 4,401
   Amortization of cost in excess of net assets of acquired businesses                     601                   426
                                                                                     ---------             ---------
                                                                                        43,367                32,509
                                                                                     ---------             ---------

                     Earnings (loss) before interest and income taxes                   (2,588)                4,964
Interest expense                                                                         2,356                   732
                                                                                     ---------             ---------

                     Earnings (loss) before income taxes                                (4,944)                4,232
Provision for (benefit from) income taxes                                               (2,002)                1,697
                                                                                     ---------             ---------

                     Net income (loss)                                               $  (2,942)            $   2,535
                                                                                     =========             =========

                     Net income (loss) per share                                     $    (.05)            $     .05
                                                                                     =========             =========

Weighted average shares outstanding                                                     54,243                55,441
                                                                                     =========             =========


                 See Note to Consolidated Financial Statements.


             SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                -------------------------------
                                                                                NOVEMBER 2,         OCTOBER 28,
                                                                                  1996                 1995
                                                                                --------             --------
Net sales                                                                       $402,157             $306,517
Cost of goods sold, occupancy and buying expenses                                230,026              170,886
                                                                                --------             --------

    Gross profit                                                                 172,131              135,631
                                                                                --------             --------

Selling, general and administrative expenses:
   Operating expenses                                                            108,099               80,776
   Depreciation and leasehold amortization                                        16,548               11,807
   Amortization of cost in excess of net assets of acquired businesses             1,719                1,141
   Expenses related to acquisitions                                                 --                 10,100
                                                                                --------             --------
                                                                                 126,366              103,824
                                                                                --------             --------

                     Earnings before interest and income taxes                    45,765               31,807
Interest expense                                                                   5,348                1,927
                                                                                --------             --------

                     Earnings before income taxes                                 40,417               29,880
Provision for income taxes                                                        16,193               13,197
                                                                                --------             --------

                     Net income                                                   24,224               16,683
Proforma adjustment for income taxes                                                --                    775
                                                                                --------             --------

                     Pro forma net income                                       $ 24,224             $ 15,908
                                                                                ========             ========

                     Pro forma net income per share                             $    .44             $    .29
                                                                                ========             ========

Weighted average shares outstanding                                               55,251               54,818
                                                                                ========             ========



                 See Note to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             THIRTY-NINE WEEKS ENDED
                                                                                         -------------------------------
                                                                                         NOVEMBER 2,         OCTOBER 28,
                                                                                            1996                1995
                                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  24,224           $  16,683
                                                                                         ---------           ---------
   Adjustments to reconcile net income to net cash used in operating activities-
      Depreciation and amortization                                                         18,267              12,930
      Amortization of discount on debt                                                         117                  --
      Adjustment for change in fiscal year-end of pooled company                                --                (900)
      Changes in assets and liabilities, net of effect of acquisitions-
            Changes in assets:
             Accounts receivable                                                            (1,154)             (2,575)
             Inventory                                                                     (71,290)            (31,158)
             Prepaid rent                                                                   (1,235)             (1,877)
             Other current assets                                                           (5,862)             (3,916)
             Other assets                                                                   (3,730)             (4,238)
            Changes in liabilities:
             Accounts payable                                                               (4,185)              4,723
             Accrued expenses                                                                3,133               7,419
                                                                                         ---------           ---------
                                                                                           (65,939)            (19,592)
                                                                                         ---------           ---------
            Net cash used in operating activities                                          (41,715)             (2,909)
                                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (49,815)            (30,587)
   Acquisitions of businesses                                                               (1,618)            (15,996)
   Investment in and advances to affiliate                                                    --                (6,795)
                                                                                         ---------           ---------
            Net cash used in investing activities                                          (51,433)            (53,378)
                                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                112,625               4,000
   Principal payments on long-term debt                                                       (594)             (8,885)
   Proceeds from borrowings under revolving credit facilities                              259,994             101,095
   Principal payments on revolving credit facilities                                      (280,000)            (93,746)
   Proceeds from sale of common stock                                                         --                53,800
   Distributions to stockholders by pooled company                                            --                  (545)
   Payment of deferred financing costs                                                        (362)               (147)
   Proceeds from exercise of stock options                                                   1,663               1,102
                                                                                         ---------           ---------
            Net cash provided by financing activities                                       93,326              56,674
                                                                                         ---------           ---------
   Effect of exchange rate changes on cash and cash equivalents                              1,229                --
                                                                                         ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,407                 387

CASH AND CASH EQUIVALENTS, beginning of period                                               4,506               3,673
                                                                                         ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                                 $   5,913           $   4,060
                                                                                         =========           =========


                             Continued on Next Page


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         THIRTY-NINE WEEKS ENDED
                                                        --------------------------
                                                        NOVEMBER 2,    OCTOBER 28,
                                                            1996          1995
                                                        ------------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                          $      3,011   $1,862
                                                        ============   ======
      Income taxes                                      $     13,146   $8,624
                                                        ============   ======



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


                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 3, 1996 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended November 2, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997.

In June 1996, the Company issued $115 million principal amount of Convertible Subordinated Notes (the "Notes") to certain qualified institutional investors. The private placement was made for the purpose of refinancing outstanding senior indebtedness and to finance the Company's expansion plans. The Notes bear interest at 5 1/4%, payable semi-annually, and mature June 2003. The Notes are subordinated to all existing and future indebtedness of the Company, and are convertible into Company common stock at $30.25 per share.

As of June 27, 1996, the Company decreased its commitment under the unsecured revolving credit facility with NationsBank of Florida, National Association, from $125 million to $75 million.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sunglass Hut International, Inc. is the world's largest specialty retailer of sunglasses with 2,056 worldwide locations as of November 2, 1996. The Company has expanded rapidly since opening its first store in 1971, and continued its expansion in the first nine months of 1996 by opening 307 specialty sunglass locations, 23 EyeX optical stores and 32 Watch Station stores. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

The Company plans to evaluate the profitability of its existing store base in the fourth quarter of 1996 in order to eliminate marginal or unprofitable sites through closure. Costs associated with sites identified for closure are expected to be recorded during the fourth quarter and, as a result of these costs and continued negative sales trends, the Company expects to report a loss in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of existing revolving credit facility borrowings in December 1998, the maturity of the $115 million Convertible Subordinated Notes in June 2003, operating lease commitments and continued store expansion. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to (i) the prime lending rate plus .125% or the federal funds effective rate plus 0.50% or (ii) LIBOR plus 1.00%.

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of November 2, 1996, borrowings under the credit facility totaled $47.7 million, and $4.1 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash used in operating activities was $41.7 million for the first nine months of fiscal 1996 compared to $2.9 million for the same period in fiscal 1995. The difference between the Company's net income and operating cash flow in fiscal 1996 was primarily attributable to the Company's $75.0 million investment in inventory and other current assets and reductions in accounts payable of $4.2 million, partially offset by $18.4 million of non-cash charges for depreciation and amortization.

Net cash used in investing activities was $51.4 million for the first nine months of fiscal 1996 compared to $53.4 million for the same period last year. The fiscal 1996 cash flow primarily reflects capital expenditures related to new store expansion and the renovation of existing stores.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by financing activities was $93.3 million for the first nine months of fiscal 1996 compared to $56.7 million for the same period last year. The fiscal 1996 cash flow reflects the net proceeds of $112.2 million from the issuance of 5 1/4% Convertible Subordinated Debentures in June 1996. The net proceeds from the offering were used to repay approximately $96.5 million of the then outstanding indebtedness under the NationsBank revolving credit facility, and for other working capital requirements.

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility, as amended, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 100 additional stores in fiscal 1996 and other working capital requirements through at least fiscal 1996.


RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 2, 1996 COMPARED TO QUARTER ENDED OCTOBER 28, 1995

Net sales increased $21.4 million, or 23.5%, to $112.9 million during the quarter ended November 2, 1996 compared to $91.4 million for the same period of fiscal 1995. Approximately 95% of this increase was attributable to sales from new stores opened and acquired during the third quarter of fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases), while an increase in comparable store sales of 1.2% accounted for approximately 5% of this increase. During the quarter, operating margins were negatively impacted as both comparable and new store sales trends weakened.

Gross profit increased $3.3 million, or 8.8%, to $40.8 million during the quarter ended November 2, 1996 compared to $37.5 million for the same period of fiscal 1995 primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased 4.9% to 36.1% for the quarter ended November 2, 1996 from 41.0% for the quarter ended October 28, 1995. Of the 4.9% decrease in gross profit margin, 2.2% of the reduction is due to $2.5 million in charges recorded in the third quarter of 1996 to reflect higher than anticipated inventory shrinkage in the former Sunsations locations (shrinkage results in Sunglass Hut locations were consistent with expectations) and changes in manufacturers' return policies which resulted in defective product write-offs. These charges were recognized as a result of the Company's physical inventory as of the end of the third quarter, following the completion of the consolidation of the Company's North American distribution activities. The remaining portion of the decrease in gross profit margin is primarily due to an increase in occupancy expenses, as a result of higher occupancy costs related to the Company's new store expansion, including expansion into international markets. Management expects that due to increasing international expansion, higher occupancy costs, and changes in manufacturers' defective return policies, coupled with the Company's entry into the retail watch industry, future gross profit rates will continue to decline when compared to 1995.

Operating expenses increased $9.1 million, or 32.8%, during the quarter ended November 2, 1996 compared to the same period of fiscal 1995. This increase is primarily due to operating expenses associated with the operations and management of new stores opened and acquired in fiscal 1996. Operating expenses as a percentage of net sales were 32.6% in 1996 and 30.3% in 1995. The increase in operating expenses as a percentage of net sales during 1996 is mainly due to the negative impact of lower than expected comparable and new stores' sales.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation and leasehold amortization expense increased $1.6 million, or 36.3%, to $6.0 million during the quarter ended November 2, 1996 compared to $4.4 million for the same period of fiscal 1995, primarily due to new store growth.

Interest expense increased $1.6 million to $2.4 million for the quarter ended November 2, 1996, compared to $.7 million for the same period last year mainly to support inventory growth.

As a result of the foregoing, the Company reported a net loss of $.05 per share, or $2.9 million, during the quarter ended November 2, 1996 compared to net income of $.05 per share, or $2.5 million, for the same period of fiscal 1995.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

Net sales increased $95.6 million, or 31.2%, to $402.2 million during the first nine months of fiscal 1996 compared to $306.5 million for the same period of fiscal 1995. Sales from new stores opened and acquired during the first nine months of fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases) accounted for 85% of this increase while comparable store sales increases of 4.6% accounted for 15% of this increase.

Gross profit increased $36.5 million, or 26.9%, to $172.1 million during the first nine months of fiscal 1996 compared to $135.6 million for the same period of fiscal 1995 primarily due to the increase in net sales. As a percentage of net sales, gross profit was 42.8% in 1996 and 44.2% in 1995. Of the 1.4% decrease in gross profit margin, .6% of the reduction is due to $2.5 million in charges recorded in the third quarter of 1996 to reflect higher than anticipated inventory shrinkage in the former Sunsations locations and changes in manufacturers' return policies which resulted in defective product write-offs. The remaining portion of the decrease in gross profit margin is primarily due to an increase in occupancy expenses as a result of higher occupancy costs related to the Company's new store expansion, including expansion into international markets.

Operating expenses increased $27.3 million, or 33.8%, during the first nine months of fiscal 1996 compared to the same period of fiscal 1995. This increase is primarily due to operating expenses associated with the operation and management of new stores opened and acquired in fiscal 1996. Operating expenses as a percentage of net sales were 26.9% in 1996 and 26.4% in 1995.

Depreciation and leasehold amortization expense increased $4.7 million, or 40.2%, to $16.5 million during the first nine months of fiscal 1996 compared to $11.8 million for the same period of fiscal 1995. This increase is primarily due to new store growth.

Interest expense increased $3.4 million to $5.3 million for the nine months ended November 2, 1996, compared to $1.9 million for the same period last year mainly to support inventory growth.

As a result of the foregoing, the Company reported earnings of $.44 per share, or $24.2 million, during the first nine months of fiscal 1996 compared to $0.29 per share, or $15.9 million, (inclusive of nonrecurring acquisition-related costs and expenses of approximately $10.1 million) for the same period of 1995.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the calendar year-end holiday selling season).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This report contains forward-looking statements, which are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1995 Annual Report filed on Form 10-K and the registration statement filed on Form S-3 in September 1996 including, among others, competitive, regulatory and economic influences, and product acceptance and availability. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.9 Amendment Agreement No. 3 to Amended and Restated Revolving Credit and Reimbursement Agreement, effective as of November 2, 1996, dated as of December 13, 1996, among the Registrant, NationsBank N.A. and the other Lenders named therein(1)

            27 Financial Data Schedule

--------
1  Filed herewith


(b) The Company did not file any reports on Form 8-K during the quarter ended November 2, 1996.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNGLASS HUT INTERNATIONAL, INC.




Date:  December 17, 1996          By: /s/JACK B. CHADSEY
                                      ---------------------------------
                                      Jack B. Chadsey
                                      President and Chief Executive Officer and
                                      Director (principal executive officer)




Date:  December 17, 1996          By: /s/LARRY G. PETERSEN
                                      ---------------------------------
                                      Larry G. Petersen
                                      Senior Vice President-Finance
                                      and Chief Financial Officer
                                      (principal financial officer)




Date:  December 17, 1996          By: /s/GEORGE L. PITA
                                      ---------------------------------
                                      George L. Pita
                                      Vice President-Finance and International
                                      Business Development
                                      (principal accounting officer)