Form 10-K
period 1997-02-01
SUNGLASS HUT INTERNATIONAL INC
filed 1997-05-02
CIK 899240

--------------------------------------------------------------------
--------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                          COMMISSION FILE NO. 0-21690

                        SUNGLASS HUT INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                       65-0667471
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                255 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA 33134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 461-6100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
        NONE                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

                   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 24, 1997 was $400,252,167, based on a $7.78 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant. The number of shares outstanding of the Registrant's Common Stock on April 24, 1997 was 54,654,046 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 4, 1997, which will be filed on or before May 9, 1997.

--------------------------------------------------------------------
--------------------------------------------------------------------

                       SUNGLASS HUT INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                 PART I

Item 1.     BUSINESS   ................................................  3

Item 2.     PROPERTIES ................................................  6

Item 3.     LEGAL PROCEEDINGS   .......................................  7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ......  7

                                PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS  ....................................  7

Item 6.     SELECTED FINANCIAL DATA   .................................  8

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .....................  10

Item 8.     FINANCIAL STATEMENTS   ....................................  14

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE .....................  36

                                PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ............  36

Item 11.    EXECUTIVE COMPENSATION ....................................  36

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ..........................................  36

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............  36

                                PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K .............................................  36

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Sunglass Hut International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

     ABILITY TO MANAGE GROWTH. The Company has grown significantly in the past several years. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover, there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in prior and future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new locations will not cannibalize sales at existing locations.

     RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, and (iii) risks associated with unanticipated problems or legal liabilities. In the fourth quarter of fiscal 1996, the Company halted expansion of EyeX, a prescription glasses and corrective lens store concept launched in October 1995.

     There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's expansion plans include both its "Sunscriptions" prescription sunglass program and an increasing percentage of non-traditional retail locations, including licensed departments, with respect to which the Company has substantially less experience. Moreover, the Company's international expansion subjects the Company to certain risks and limitations not associated with its current U.S. operations, including (i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to hire and train local personnel,
(iii) the Company's dependence on local business practices, (iv) foreign currency losses, (v) the impact of foreign taxes, and (vi) foreign investment restrictions and limitations.

     Although the Company has acquired competitors in the past and considers acquiring additional smaller chains of specialty sunglass retailers on an ongoing basis, there can be no assurance that the

Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations will be successfully integrated. Moreover, the consolidation of the domestic specialty sunglass industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining independent companies.

     MERCHANDISING AND CONCENTRATION OF SUPPLIERS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends in sunglasses could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations.

     The market for sunglasses is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically enjoyed favorable return privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future. In addition, the Company's efforts to develop branded sunglass products will increase the Company's exposure to risks of inventory obsolescence. Accordingly, in the event that a particular style of sunglass does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results.

     In fiscal 1996, Bausch & Lomb (including RayBan, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 31% and 25% of the Company's total merchandise purchases, respectively.

     DEPENDENCE ON KEY PERSONNEL. The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team (particularly Jack B. Chadsey, the Company's President and Chief Executive Officer) and its ability to attract, hire, motivate and retain additional, qualified management personnel in the future. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

     SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and net income. The Company has generally experienced lower net sales and net income in each of the first and third fiscal quarters of each year, and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings and sales contributed by new stores.

     POSSIBLE VOLATILITY OF STOCK AND NOTE PRICES. The market prices of the Company's common stock and convertible subordinated notes are subject to significant volatility caused by factors such as quarterly fluctuations in the financial results of the Company, monthly comparable store sales results, changes in financial estimates by securities analysts, shortfalls in earnings or sales below analysts' expectations, the overall economy and the financial markets. In addition, the common stock is quoted on the NASDAQ National Market and the notes are traded on the NASDAQ SmallCap Market, which stock markets have experienced, and are likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the common stock and the notes without regard to the operating performance of the Company.

     ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS. Certain provisions of the Company's Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions (i) classify the Company's Board of Directors into three classes, each of which will serve for different three-year periods, (ii) provide that only the Board of Directors or Chief Executive Officer may call special meetings of the stockholders, and (iii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings. The Company is also subject to certain provisions of the Florida Business Corporation Act which may deter or frustrate takeovers of Florida corporations.

                                   *********

     The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

GENERAL AND RECENT DEVELOPMENTS

     Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 716 stores as of fiscal yearend 1992 to 2,036 specialty sunglass, 51 Watch Station and 28 EyeX optical locations as of fiscal yearend 1996.

     During fiscal 1996, the Company opened or acquired 249 Sunglass Hut locations and 122 licensed departments, 51 Watch Station stores and 26 EyeX optical stores. The Company closed 59 locations (including 23 stores related to a restructuring plan-see below).

     The Company's May 1996 entry into retail watch sales, through its Watch Station concept, is intended to take advantage of the Company's successful kiosk and in-line store formats that it has developed for its sunglass stores. The Company believes an opportunity exists to develop Watch Station as a watch specialty store concept which caters to a market demographic that is similar to the existing demographics for sunglasses-a younger, more affluent shopper.

     After testing and evaluating the performance of EyeX, a separate optical store concept, the Company decided to halt future expansion of this concept and plans to close or convert its existing 28 EyeX stores.

     In order to support its future expansion plans, during the second quarter of 1996 the Company (1) moved its domestic distribution operations from its main facility in Medley, Florida and four satellite facilities to its new centralized facility in Atlanta, Georgia and (2) issued $115 million principal amount of convertible subordinated notes to certain qualified investors (see Note 5 of the Notes to Consolidated Financial Statements for additional information with respect to these notes). In June 1996, the Company changed its state of incorporation from Delaware to Florida.

     In the third quarter of 1996, the Company recognized $2.5 million in charges to reflect higher than anticipated inventory shrinkage and defective product write-offs due to changes in manufacturers' return policies recognized as a result of a physical inventory conducted at the end of the third quarter after the consolidation of the Company's distribution facilities.

     During the fourth quarter of 1996, in response to weakening sunglass sales and to address recognized changes in the premium sunglass industry, management developed and commenced implementation of a restructuring plan for the Company's worldwide operations and, concurrently, its strategic initiatives for 1997. The major points of the restructuring and strategic plans consist of (1) the elimination of marginal or unprofitable locations through closure or conversion, and (2) the realignment of the Company's corporate structure to focus administrative, marketing and customer service efforts on the Sunglass Hut and Watch Station concepts.

     As part of the restructuring plan, the Company recorded restructuring expenses of $18.7 million ($15.2 million net of tax benefits) in connection with the closure of approximately 90 North American and 30 international Sunglass Hut locations, the closure or conversion of approximately 30 licensed departments, and the closure or conversion of the Company's 28 EyeX stores as part of management's decision to halt future expansion of that concept. The charge includes expenses related to the write-down of fixed and other assets, and lease exit, inventory restocking and handling, and severance costs. The after-tax charge also reflects the non-deductibility of certain international costs and the probability that certain net operating loss carryforwards will not provide future tax benefits to the Company. As of yearend 1996, the Company has closed 23 of the locations targeted for closure/conversion under the restructuring plan. Management intends to complete the closure/conversion plan during 1997, as part of its efforts to improve long-term financial performance and resource productivity.

     Also, during the fourth quarter of 1996, the Company commenced an inventory reduction program which included order cancellations, and product returns and exchanges, in addition to product sell-through. These cancellations and returns effected reduced vendor performance incentives and other margin and marketing support leading to a $5.0 million increase in merchandise cost and marketing expenses during the fourth quarter. Management plans to continue to reduce inventory levels and rebalance merchandise assortments in 1997 in an effort to bring more new, innovative product to the consumer and, consequently, expects gross margin pressures to continue into 1997.

     The Company's 1997 strategic initiatives to address the issues that negatively impacted 1996 performance encompass administration, merchandising, marketing and customer service. The Company is in the process of reorganizing its corporate structure to allocate the appropriate level of resources to support the Company's initiatives including its international expansion and Watch Station strategies and recorded, during the fourth quarter of 1996, $1.1 million in connection with these initiatives. The 1997 plan includes the hiring of a Vice President of New Product Design and Development to focus on both expanding the Sunglass Hut private label brand and assisting key vendors in identifying and responding to emerging fashion trends. The Company also intends to hire a Vice President of Marketing to develop the Company's first major national advertising program, has recently hired a Vice President of International Development and intends to hire a General Manager for Watch Station to focus on their respective aspects of the business.

THE COMPANY

     Sunglass Hut's business strategy is to enhance its position as the largest retailer of sunglasses by emphasizing:

     (i) Dominant Merchandise Selection-The Company strives to offer the most extensive selection of brand name function, sport and fashion sunglasses in the industry. A typical store carries a broad assortment, including sunglasses made by Ray-Ban, Oakley, Serengeti, Revo, Calvin Klein, Stussy, DKNY, Vuarnet, Giorgio Armani and Guess, as well as private label sunglasses sold primarily under the Sungear brand name.

     (ii) Competitive Everyday Low Pricing-The Company's market-by-market pricing policy is to maintain everyday low prices that are competitive within each market. The Company supports this policy by regularly monitoring price levels at its competitors' stores and by offering a lowest price guarantee.

     (iii) Flexible Innovative Formats-The relatively small size of sunglasses gives the Company the ability to operate many sizes of in-line and kiosk formats. In addition to operating in traditional regional malls, management believes that the flexibility of the Company's store formats permits it to operate stores in (a) quality outlet malls, (b) on-street sites in high-traffic locations, (c) mixed use, festival, hotel and other specialty locations, (d) airports and other transportation terminals, and (e) licensed departments within department stores.

     (iv) Exceptional Customer Service-The Company believes that its knowledgeable and personalized customer service differentiates it from its competitors and is a critical component of its success. The Company has implemented extensive employee training programs designed to ensure that its sales associates are both thoroughly familiar with the technical, fashion and function elements of its sunglass offerings and committed to achieving total customer satisfaction.

     (v) Key Vendor Partnerships-The Company views its key suppliers as partners and works with these vendors on an ongoing basis to develop new products and sunglass styles. From time to time, the Company negotiates exclusive and favorable volume purchasing terms for merchandise. Sunglass Hut believes that it is the largest retail customer of Bausch & Lomb, Oakley and Serengeti, as well as other leading sunglass manufacturers.

     The Company's business strategy for Watch Station focuses on retail watch sales consistent with the successful kiosk and in-line store formats that the Company developed for its sunglass stores. The Company believes an opportunity exists to develop "Watch Station" as a watch specialty store concept which caters to a market demographic that is similar to the existing demographics for sunglasses-a younger, more affluent shopper. The stores offer the customer a unique product assortment in a fun, casual environment. A current prototype Watch Station store offers up to 1,000 styles of fashion, sport, function and novelty watches retailing typically from $50 to $1,000.

     The following table shows the historical growth of the Company's locations:


                                                              FISCAL
                                         -------------------------------------------------
STORE LOCATION                           1996       1995       1994       1993      1992
--------------                           --------   --------   --------   -------   ------
Sunglass Hut  ........................     1,881      1,686      1,202      872       716
Licensed sunglass departments   ......       155         38          1        1         -
                                          -------    -------    -------    -----     -----
  Sunglass specialty subtotal   ......     2,036      1,724      1,203      873       716
Watch Station stores   ...............        51          -          -        -         -
EyeX optical stores    ...............        28          2          -        -         -
                                          -------    -------    -------    -----     -----
  Total    ...........................     2,115      1,726      1,203      873       716
                                          =======    =======    =======    =====     =====

     At February 1, 1997, the Company operated 1,521 stores and 109 licensed departments throughout the United States as well as 101 stores and 44 licensed departments in Canada, 123 stores in Australia, five stores in New Zealand and four stores in Singapore, 112 locations (including 110 stores and two licensed departments) throughout eleven countries in Europe, ten stores in Puerto Rico, five stores in the U.S. Virgin Islands and two stores in other Caribbean locations for a total of 2,036 specialty sunglass locations. At yearend, the Company also operated 51 Watch Station stores and 28 EyeX optical stores in the United States.

     The Company believes that the flexibility of its specialty store formats and its attractive unit level economics provide it with access to a wide range of leasing opportunities which will facilitate its continued expansion. The Company is pursuing opportunities to continue to expand sunglass specialty locations both domestically and internationally and plans to open approximately 130 domestic locations and 15 international locations in fiscal 1997. The Company also plans to open approximately 30 to 40 domestic Watch Station stores in fiscal 1997.

COMPETITION

     The Company is the largest specialty retailer of sunglasses in the world. However, both the retail sunglass and watch businesses are highly competitive and the Company competes with many different types of retail stores. Since retail stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. Competitors in the over $30 sunglass market include chain and individual sunglass specialty stores, department stores, optical chains and sporting goods specialty stores. Catalog showrooms, warehouse clubs, discount stores, drug stores and other mass merchandisers that currently compete primarily in the under $30 segment of the retail sunglass industry also have a significant market share in the over $30 segment and could increase competitive pressure in this segment in the future. Competitors in the retail watch market include chain and individual watch specialty stores, department stores, catalog showrooms and jewelry stores. Certain of these competitors may have greater industry experience, financial and other resources than the Company. Management believes that the primary elements of competition in the specialty stores are breadth, quality and in-stock availability of merchandise selection, price, level of customer service and convenience of store location, and that its specialty store concepts compete successfully on the basis of all such factors.

EMPLOYEES

     At February 1, 1997, the Company employed 8,121 persons, of whom 4,132 were full-time employees and 3,989 were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs. None of the Company's domestic employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

SERVICEMARKS AND TRADEMARKS

     The name "Sunglass Hut International" is a servicemark registered in the United States Patent and Trademark Office. As of fiscal yearend 1996, the Company has taken steps to register this servicemark and its logo with approximately 60 legal jurisdictions worldwide. The Company has also taken active steps to register its "Watch Station" and "SunGear" servicemarks on a worldwide basis. Management believes that these servicemarks are an integral element of the Company's marketing strategy. Although the Company has a number of other registered servicemarks, management does not believe that these are material to the Company's operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company continues to expand its sunglass specialty concept into international markets on an ongoing basis. In 1996, the Company opened 52 new stores in nine European countries. In the Pacific Rim region, the Company opened 36 stores in Australia, five in New Zealand and four in Singapore. See Note 10 of the Notes to Consolidated Financial Statements for additional information with respect to foreign and domestic operations.

ITEM 2. PROPERTIES

     The Company currently leases all of its existing store locations and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases generally provide for initial lease terms ranging up to seven years for kiosks and up to 10 years for in-line stores. Management believes that the use of short-term leases enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions. Rent generally includes a percentage of the store's sales volume and a fixed minimum base rent. The majority of lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance.

     As current leases expire, the Company believes that it will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.

     The Company leases its corporate headquarters in Coral Gables, Florida. The lease has a ten-year term (expiring in 2004) with options to expand to additional space. During 1996, the Company moved its domestic distribution operations from its main facility in Medley, Florida and four satellite facilities to its new centralized facility in Atlanta, Georgia. The Company has a five-year lease with two renewable options of five years each at the new 92,000 square foot Atlanta distribution center.

     See Note 7 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's operating leases.

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, a class action securities lawsuit was filed against the Company and certain of its executive officers in the U.S. District Court of the Southern District of Florida. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements regarding the Company's business performance and prospects. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, management does not believe the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     There are no other significant legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "RAYS." The following table sets forth, for the periods indicated, the high and low sale prices of shares of the common stock as reported on the NASDAQ National Market.

                                                                HIGH        LOW
                                                              ----------   -------
 Fiscal 1995:
   First Fiscal Quarter (January 29 to April 29)  .........   $15 1/4      $11 1/8
   Second Fiscal Quarter (April 30 to July 29) ............    20 7/8       13 5/8
   Third Fiscal Quarter (July 30 to October 28)   .........    25 7/16      18 7/8
   Fourth Fiscal Quarter (October 29 to February 3)  ......    29           18 1/2

 Fiscal 1996: .............................................
   First Fiscal Quarter (February 4 to May 4)  ............   $36 15/16    $25
   Second Fiscal Quarter (May 5 to August 3)   ............    30           10 5/8
   Third Fiscal Quarter (August 4 to November 2)  .........    18 3/4        8 1/4
   Fourth Fiscal Quarter (November 3 to February 1)  ......     8 7/8        5 1/2

     On April 24, 1997, the last reported sale price for the Company's common stock on the NASDAQ National Market was $7 1/2 per share. As of April 24, 1997, the Company had 388 stockholders of record (including brokerage firms and other nominees).

     The Company intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Future dividends, if any, will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility prohibits the payment of cash dividends if an event of default exists and generally limits the payment of cash dividends to 10% of the Company's net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of February 1, 1997 and February 3, 1996 and for each of fiscal 1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of January 28, 1995, January 29, 1994 and January 30, 1993 and for the fiscal 1993 and 1992 periods are derived from audited financial statements not included in this Form 10-K.

              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                                           FISCAL(1)
                                                                  ---------------------------
                                                                     1996          1995
                                                                  ----------- ---------------
INCOME STATEMENT DATA:
Net sales  ......................................................   $527,081       $418,228
Cost of goods sold, occupancy and buying expenses    ............    316,285        235,292
                                                                    --------       --------
 Gross profit    ................................................    210,796        182,936
                                                                    --------       --------
Selling, general and administrative expenses:
 Operating expenses    ..........................................    151,786        114,045
 Depreciation and leasehold amortization    .....................     23,715         16,604
 Amortization of cost in excess of net assets of
  acquired businesses  ..........................................      2,325          1,746
 Amortization of noncompete agreements   ........................          -              -
 Management incentive compensation    ...........................          -              -
 Restructuring expenses   .......................................     18,700              -
 Expenses related to acquisitions  ..............................          -         10,100
                                                                    --------       --------
                                                                     196,526        142,495
                                                                    --------       --------
Earnings before interest, taxes and extraordinary item  .........     14,270         40,441
Interest expense    .............................................      7,969          3,292
                                                                    --------       --------
Earnings (loss) before income taxes and extraordinary item    ...      6,301         37,149
Provision for income taxes   ....................................      6,526         15,512
                                                                    --------       --------
Earnings (loss) before extraordinary item   .....................       (225)        21,637
Extraordinary charge on debt retirement, net of tax  ............          -              -
                                                                    --------       --------
Net income (loss)   .............................................       (225)        21,637
Pro forma adjustment for income taxes(2)    .....................          -           (775)
                                                                    --------       --------
Pro forma net income (loss)  ....................................       (225)        20,862
Redeemable preferred stock dividends  ...........................          -              -
                                                                    --------       --------
Pro forma net income (loss) applicable to
 common stockholders   ..........................................   $   (225)      $ 20,862
                                                                    ========       ========
Pro forma net income (loss) per share    ........................   $   0.00       $   0.38
                                                                    ========       ========
Weighted average shares outstanding   ...........................     54,213         55,009
                                                                    ========       ========
Supplemental pro forma earnings per share   .....................                     $0.52 (3)
                                                                                   ========
SELECTED OPERATING DATA:
Number of stores open at end of period   ........................      2,115          1,726
Comparable store net sales increase(5)   ........................        2.5%          10.3%

                                                                                   FISCAL(1)
                                                                  -------------------------------------------
                                                                     1994          1993            1992
                                                                  ----------- --------------- ---------------
INCOME STATEMENT DATA:
Net sales  ......................................................   $289,985       $206,005        $159,322
Cost of goods sold, occupancy and buying expenses    ............    162,631        115,314          90,268
                                                                    --------       --------        --------
 Gross profit    ................................................    127,354         90,691          69,054
                                                                    --------       --------        --------
Selling, general and administrative expenses:
 Operating expenses    ..........................................     82,515         63,176          49,092
 Depreciation and leasehold amortization    .....................     11,832          8,660           7,405
 Amortization of cost in excess of net assets of
  acquired businesses  ..........................................      1,106            834             789
 Amortization of noncompete agreements   ........................          -          5,000           5,000
 Management incentive compensation    ...........................          -            476             317
 Restructuring expenses   .......................................          -              -               -
 Expenses related to acquisitions  ..............................          -          1,485             785
                                                                    --------       --------        --------
                                                                      95,453         79,631          63,388
                                                                    --------       --------        --------
Earnings before interest, taxes and extraordinary item  .........     31,901         11,060           5,666
Interest expense    .............................................      2,670          2,926           6,065
                                                                    --------       --------        --------
Earnings (loss) before income taxes and extraordinary item    ...     29,231          8,134            (399)
Provision for income taxes   ....................................     10,913          4,559             221
                                                                    --------       --------        --------
Earnings (loss) before extraordinary item   .....................     18,318          3,575            (620)
Extraordinary charge on debt retirement, net of tax  ............          -         (1,573)              -
                                                                    --------       --------        --------
Net income (loss)   .............................................     18,318          2,002            (620)
Pro forma adjustment for income taxes(2)    .....................     (1,007)          (541)           (457)
                                                                    --------       --------        --------
Pro forma net income (loss)  ....................................     17,311          1,461          (1,077)
Redeemable preferred stock dividends  ...........................          -           (472)         (1,200)
                                                                    --------       --------        --------
Pro forma net income (loss) applicable to
 common stockholders   ..........................................   $ 17,311       $    989        $ (2,277)
                                                                    ========       ========        ========
Pro forma net income (loss) per share    ........................   $   0.34       $   0.02        $  (0.07)
                                                                    ========       ========        ========
Weighted average shares outstanding   ...........................     50,481         45,269          32,040
                                                                    ========       ========        ========
Supplemental pro forma earnings per share   .....................                     $0.20 (4)       $0.12 (4)
                                                                                   ========        ========
SELECTED OPERATING DATA:
Number of stores open at end of period   ........................      1,203            873             716
Comparable store net sales increase(5)   ........................       13.5%          10.6%           6.7%

                                          FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,      JANUARY 29,      JANUARY 30,
                                             1997             1996             1995             1994             1993
                                          --------------   --------------   --------------   --------------   -------------
BALANCE SHEET DATA:
Working capital   .....................      $131,934         $87,925          $35,863          $20,889          $  2,272
Total assets   ........................       363,937         267,076          153,614           98,695            77,857
Total debt  ...........................       163,279          69,561           48,528           18,307            52,285
Redeemable preferred stock    .........             -               -                -                -            13,800
Stockholders' equity (deficit)   ......       157,792         152,824           72,216           53,682           (13,723)

----------------

(1) In June 1995, the Company acquired Sunsations through the exchange of 7,411,764 shares of the Company's common stock for all of the outstanding common stock of Sunsations. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Sunsations for all periods prior to the acquisition. Prior to the acquisition, Sunsations used a calendar yearend. Accordingly, the selected financial data for fiscal 1994, 1993 and 1992 combine Sunsations' historical selected financial data on a calendar yearend basis with the Company's historical selected financial data on a fiscal yearend basis. As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' yearend was changed to conform to the Company's fiscal yearend.

(2) The pro forma adjustment for income taxes reflects the additional tax provision that would have been recorded at the corporation level had Sunsations not been an S corporation during the respective periods.

(3) Supplemental pro forma earnings per share for fiscal 1995 excludes $10.1 million (net of taxes) of nonrecurring expenses related to the acquisition of Sunsations during 1995.

(4) Supplemental pro forma earnings per share for fiscal years 1993 and 1992 exclude certain specific selling, general and administrative expenses (net of taxes) that did not continue beyond fiscal 1993, including amortization of noncompete agreements, management incentive compensation and expenses related to acquisitions. Supplemental pro forma earnings per share also excludes the interest expense, extraordinary charge on debt retirement and preferred stock dividends related to the debt and preferred stock retired with the proceeds of the Company's initial public offering of common stock in June 1993 (the "IPO"), assuming that the IPO occurred as of the beginning of each period.

(5) A store becomes comparable after it has been operated by the Company for more than 12 full months, except that the fiscal 1992 increase also reflects 134 stores that were added through the acquisition of Sun Mark, Inc. in February 1992 and otherwise meet the definition of comparable stores. In addition, all comparable store results reflect the operations of Sunsations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                                                                        FISCAL
                                                                          -----------------------------------
                                                                           1996        1995         1994
                                                                          ---------   ---------   -----------
Net sales  ............................................................      100.0%       100.0%      100.0%
Cost of goods sold, occupancy and buying expenses    ..................       60.0         56.3        56.1
                                                                           -------      -------     -------
 Gross profit    ......................................................       40.0         43.7        43.9
                                                                           -------      -------     -------
Selling, general and administrative expenses:
 Operating expenses    ................................................       28.8         27.3        28.4
 Depreciation and leasehold amortization    ...........................        4.5          4.0         4.1
 Amortization of cost in excess of net assets of acquired businesses           0.4          0.4         0.4
 Restructuring expenses   .............................................        3.6            -           -
 Expenses related to acquisition   ....................................          -          2.4           -
                                                                           -------      -------     -------
                                                                              37.3         34.1        32.9
                                                                           -------      -------     -------
Earnings before interest and income taxes   ...........................        2.7          9.7        11.0
Interest expense    ...................................................        1.5          0.8         0.9
                                                                           -------      -------     -------
Earnings before income taxes    .......................................        1.2          8.9        10.1
Provision for income taxes   ..........................................        1.2          3.7         3.8
                                                                           -------      -------     -------
Net income    .........................................................          -          5.2         6.3
Pro forma adjustment for income taxes    ..............................          -         (0.2)       (0.3)
                                                                           -------      -------     -------
Pro forma net income   ................................................          -          5.0%        6.0%
                                                                           =======      =======     =======

OVERVIEW

     During fiscal 1996, the Company's net income was negatively affected by a progressive slowdown in comparable store sunglass sales in addition to the underperformance of new stores. In response to this trend, management developed and commenced implementation of a restructuring plan for the Company's worldwide operations (including the elimination of marginal or unprofitable locations through closure or conversion) and recorded an $18.7 million restructuring charge ($15.2 million net of tax benefits) in connection with the planned closure of approximately 90 domestic and 30 international Sunglass Hut stores, as well as the planned closure or conversion of 30 licensed departments and the Company's 28 EyeX stores.

     Additionally, during the third and fourth quarters of 1996, the Company recognized (1) $2.5 million of expenses during the third quarter to reflect higher than anticipated inventory shrinkage and defective product write-offs due to changes in manufacturers' return policies recognized as a result of a physical inventory conducted at the end of the third quarter after the consolidation of the Company's U.S. distribution facilities, (2) $5.0 million of expenses during the fourth quarter related to its product purchases from Bausch & Lomb, including a reduction of the Company's performance incentive and other margin and marketing support attributable to the Company's lower than expected fourth quarter sales performance, cancellation of purchase orders and return of product, and (3) $1.1 million of expenses during the fourth quarter primarily associated with its efforts to establish an organizational infrastructure to support the Company's 1997 strategic initiatives.

     During fiscal 1995, the Company's net income was negatively affected by $10.1 million of nonrecurring acquisition-related costs and expenses incurred as a result of the Sunsations acquisition. Exclusive of these nonrecurring acquisition-related costs and expenses, earnings for fiscal 1995 were $0.52 per share, an increase of 53% compared to earnings of $0.34 per share for fiscal 1994. Earnings inclusive of acquisition expenses were $20.9 million or $0.38 per share. The nonrecurring acquisition costs and expenses included (1) $2.3 million in contingent interest incurred by Sunsations as a result of the acquisition, (2) $1.4 million incurred in connection with the termination of Sunsations' management agreement with one of Sunsations' affiliates, (3) $3.1 million incurred for legal, accounting and consulting fees relating to the acquisition, and (4) $3.3 million incurred for other costs and expenses relating to the business combination.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales increased $108.9 million, or 26.0%, to $527.1 million in fiscal 1996 from $418.2 million in fiscal 1995, of which $98.8 million, or 90.7%, was primarily attributable to sales from new stores opened in fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases) and $10.1 million, or 9.3%, was attributable to an increase in comparable store sales. Comparable store sales increased 2.5% in fiscal 1996 from fiscal 1995. Throughout fiscal 1996, sales performance in both comparable and new stores progressively weakened. Management attributes this weakness to a variety of factors, including unfavorable weather conditions (as compared to prior year), lack of timely new product introductions, and increased turnover of store level associates (particularly as a result of acquisitions completed in fiscal 1995).

     Gross profit increased $27.9 million, or 15.2%, to $210.8 million in fiscal 1996 from $182.9 million in fiscal 1995, primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased by 3.7% to 40% in fiscal 1996 from 43.7% in fiscal 1995. The 3.7% decrease in gross profit margin was primarily due to (1) higher occupancy costs related to the Company's new store expansion, including expansion into international markets, and (2) higher inventory shrinkage and changes in manufacturers' return policies which resulted in defective product write-offs. Management expects that, due to increasing international expansion, higher occupancy costs, changes in manufacturers' terms and policies, and anticipated markdowns and promotions to reduce inventory levels, coupled with the Company's entry into the retail watch industry, future gross profit rates will approximate 1996 levels.

     Operating expenses increased $37.7 million, or 33.1%, in fiscal 1996, primarily due to costs associated with the operations and management of new stores opened in fiscal 1996 and fiscal 1995. As a percentage of net sales, operating expenses increased 1.5% to 28.8% in fiscal 1996 from 27.3% in fiscal 1995, primarily due to the negative impact of slower sales growth on the Company's fixed expenses. The Company's contemplated hiring of new senior management personnel, increased marketing activities and other components of its 1997 strategic initiatives are expected to increase operating expenses in 1997.

     Depreciation and leasehold amortization expense increased $7.1 million, or 42.8%, in fiscal 1996, primarily due to new store growth during fiscal 1996 and 1995.

     Amortization of costs in excess of net assets of acquired businesses increased by $.6 million, or 33.2%, in fiscal 1996.

     Restructuring expenses consist of $18.7 million of nonrecurring costs and expenses incurred in connection with store closures (see "Overview" for additional details).

     Interest expense increased $4.7 million, or 142%, in fiscal 1996 due to an increase in average outstanding borrowings, primarily to support inventory growth and new store operating and capital cash needs.

     The Company's effective tax rate for fiscal 1996 and fiscal 1995 was 103.6% and 43.8%, respectively. The increase in the tax rate for fiscal 1996 is primarily due to an increase in the valuation allowance for foreign net operating loss carry-forwards and the non-deductibility of certain international costs related to the restructuring.

     As a result of the foregoing, the Company had a net loss of $(225,000) in fiscal 1996 compared to pro forma net income of $20.9 million in fiscal 1995. Results in fiscal 1996 include operating earnings from domestic operations, operating losses from international operations (see
Note 10 of Notes to Consolidated Financial Statements for additional information regarding segment performance), interest costs related to indebtedness, and restructuring and strategic initiative costs.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales increased $128.2 million, or 44.2%, to $418.2 million in fiscal 1995 from $290.0 million in fiscal 1994, of which (1) $90.0 million, or 70%, was primarily attributable to sales from new stores opened in fiscal 1995 (and fiscal 1994 to the extent not reflected in comparable store sales increases),
(2) $28.4 million, or 22%, was attributable to an increase in comparable store sales, and (3) $9.8 million, or 8%, was attributable to sales from stores added through the acquisition of the remaining 50% interest in Sunglass World. Comparable store sales increased 10.3% in fiscal 1995 from fiscal 1994, primarily due to increased unit sales of the Company's branded sunglass offerings and, to a lesser extent, its expanded private label sunglass offerings.

     Gross profit increased $55.6 million, or 43.6%, to $182.9 million in fiscal 1995 from $127.4 million in fiscal 1994, primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased by 0.2% to 43.7% in fiscal 1995 from 43.9% in fiscal 1994. This decrease resulted primarily from slightly higher occupancy rates as a percentage of net sales.

     Operating expenses increased $31.5 million, or 38.2%, in fiscal 1995 from fiscal 1994, primarily due to costs associated with the operations and management of new stores opened in fiscal 1995 and 1994. Operating expenses as a percentage of net sales decreased 1.1% to 27.3% in fiscal 1995 from 28.4% in fiscal 1994, primarily as a result of operating efficiencies and economies of scale resulting from higher sales volume.

     Depreciation and leasehold amortization expense increased $4.8 million, or 40.3%, in fiscal 1995 from fiscal 1994, primarily due to new store growth.

     Amortization of costs in excess of net assets of acquired businesses increased by $640,000, or 57.9%, in fiscal 1995, due primarily to the acquisition of the remaining 50% interest in Sunglass World, a premier specialty retailer of sunglasses in Australia.

     Expenses related to acquisition consists of $10.1 million of nonrecurring acquisition-related costs and expenses incurred in connection with the Sunsations acquisition (see "Overview" for additional details).

     Interest expense increased $622,000, or 23.3%, in fiscal 1995 primarily due to an increase in average outstanding borrowings, which in turn was attributable to new store growth.

     The Company's effective tax rate for fiscal 1995 and fiscal 1994 was 43.8% and 40.8%, respectively. The increase in tax rate for fiscal 1995 was primarily due to the non-deductibility of certain expenses related to the Sunsations acquisition.

     As a result of the foregoing, the Company had pro forma net income of $20.9 million in fiscal 1995 compared to pro forma net income of $17.3 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of the revolving credit facility in December 1998, the maturity of the $115 million convertible subordinated notes in June 2003, operating lease commitments and continued store expansion. During fiscal 1996, the Company amended its existing revolving credit facility with NationsBank of Florida, National Association ("NationsBank"), acting as the agent for a conglomerate of banks, to decrease maximum borrowings from $100 million to $75 million, amend certain financial covenants, and modify the applicable interest rate. The credit facility includes up to $10.0 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (i) the greater of (a) the prime rate or (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios, or (ii) LIBOR plus a range from .625% to 1.75% depending on the levels of certain financial ratios.

     Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." However, during the first and second quarters of fiscal 1997, as a result of the Company's strategic initiatives to reduce inventory levels, outstanding borrowings are expected to progressively decline from yearend levels. At February 1, 1997, the Company had outstanding borrowings under the credit facility of $50.5 million and $1.7 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

     Net cash used in operating activities was $18.1 million during fiscal 1996 compared to $132,000 during fiscal 1995. The difference between the net income and operating cash flow for fiscal 1996 was primarily attributable to the Company's $44.0 million increase in its investment in working capital during the year, partially offset by $26.0 million of non-cash charges for depreciation and amortization.

     Net cash used in investing activities was $76.2 million during fiscal 1996 compared to $70.8 million during fiscal 1995. The fiscal 1996 cash flow reflects increased capital expenditures compared to 1995 due to the opening of 448 new store locations as well as increased expenditures for renovation and relocation of existing stores (approximately $10 million), investment in new financial and human resource management information systems (approximately $6 million) and costs for the new Atlanta distribution center (approximately $3 million).

     Net cash provided by financing activities was $94.5 million for fiscal 1996 compared to $71.8 million for fiscal 1995. The fiscal 1996 cash flow reflects the net proceeds of $112.2 million from the issuance of 5 1/4% convertible subordinate debentures in June 1996, partially offset by net repayments on the revolving credit facility with NationsBank of $17.8 million.

     At February 1, 1997, the Company's commitments for capital expenditures totaled approximately $3.9 million and related primarily to capital costs for new store construction and existing store renovations. Management believes that net cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 180 Sunglass Hut and Watch Station locations in fiscal 1997 and other working capital requirements through at least fiscal 1997. Management believes that 1997 capital costs will decline substantially when compared to fiscal 1996, primarily as a result of a reduced level of new store openings, lower remodel and renovation spending, and reduced investment in financial and human resource systems and distribution activities.

SEASONALITY AND QUARTERLY RESULTS

     Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the yearend holiday selling season).

     The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can affect results of operations on a quarter-to-quarter basis. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding quarterly financial data.

ITEM 8. FINANCIAL STATEMENTS

                                                             PAGE
                                                             ----
Report of Independent Certified Public Accountants  ......    15

Consolidated Balance Sheets ..............................    16

Consolidated Statements of Operations   ..................    17

Consolidated Statements of Stockholders' Equity  .........    18

Consolidated Statements of Cash Flows   ..................    19

Notes to Consolidated Financial Statements ...............    21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sunglass Hut International, Inc.:

     We have audited the accompanying consolidated balance sheets of Sunglass Hut International, Inc. (a Florida corporation) and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1994 financial statements of Sunsations Sunglass Company, a company acquired during fiscal 1995 in a transaction accounted for as a pooling of interests. Such statements are included in the consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries and reflect net sales of 16% of the related consolidated total for the year ended January 28, 1995. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Sunsations Sunglass Company, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sunglass Hut International, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
 March 20, 1997.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  FISCAL
                                                         ----------------------
                                                            1996         1995
                                                         -----------   --------
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents    ........................     $ 5,673      $ 4,506
 Accounts receivable    ..............................       3,032        2,379
 Inventory  ..........................................     145,194      110,268
 Prepaid rent  .......................................       7,706        5,912
 Other current assets   ..............................      13,324        9,680
                                                           -------      -------
   Total current assets    ...........................     174,929      132,745
                                                           -------      -------
PROPERTY AND EQUIPMENT, net   ........................     135,930       83,980
UNAMORTIZED COST IN EXCESS OF NET ASSETS OF
 ACQUIRED BUSINESSES, net  ...........................      38,849       39,095
OTHER ASSETS   .......................................      14,229       11,256
                                                           -------      -------
   Total assets   ....................................    $363,937     $267,076
                                                           =======      =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable    .................................     $13,610      $28,791
 Accrued payroll and related taxes  ..................       6,435        5,662
 Accrued rent  .......................................       6,759        3,568
 Accrued expenses    .................................         966        6,670
 Accrued restructuring expenses  .....................      15,096            -
 Current portion of long-term debt  ..................         129          129
                                                           -------      -------
   Total current liabilities  ........................      42,995       44,820
LONG-TERM DEBT, net of current portion    ............     163,150       69,432
                                                           -------      -------
   Total liabilities    ..............................     206,145      114,252
                                                           -------      -------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
 Preferred stock  ....................................           -            -
 Common stock  .......................................         544          538
 Additional paid-in capital   ........................     164,326      159,088
 Foreign currency translation adjustment  ............        (227)        (500)
 Accumulated deficit    ..............................      (6,851)      (6,302)
                                                           -------      -------
   Total stockholders' equity    .....................     157,792      152,824
                                                           -------      -------
   Total liabilities and stockholders' equity   ......    $363,937     $267,076
                                                           =======      =======

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FISCAL
                                                             -------------------------------------
                                                               1996          1995          1994
                                                             -----------   -----------   ---------
Net sales    .............................................     $527,081      $418,228    $289,985
Cost of goods sold, occupancy and buying expenses   ......      316,285       235,292     162,631
                                                               --------      --------    --------
   Gross profit    .......................................      210,796       182,936     127,354
                                                               --------      --------    --------
Selling, general and administrative expenses:
 Operating expenses   ....................................      151,786       114,045      82,515
 Depreciation and leasehold amortization   ...............       23,715        16,604      11,832
 Amortization of cost in excess of net assets of
  acquired businesses ....................................        2,325         1,746       1,106
 Restructuring expenses  .................................       18,700             -           -
 Expenses related to acquisition .........................            -        10,100           -
                                                               --------      --------    --------
                                                                196,526       142,495      95,453
                                                               --------      --------    --------
   Earnings before interest and income taxes  ............       14,270        40,441      31,901
Interest expense   .......................................        7,969         3,292       2,670
                                                               --------      --------    --------
   Earnings before income taxes   ........................        6,301        37,149      29,231
Provision for income taxes  ..............................        6,526        15,512      10,913
                                                               --------      --------    --------
   Net income (loss)  ....................................         (225)       21,637      18,318
Pro forma adjustment for income taxes (Note 4)   .........            -          (775)     (1,007)
                                                               --------      --------    --------
   Pro forma net income (loss)    ........................     $   (225)     $ 20,862    $ 17,311
                                                               ========      ========    ========
   Pro forma net income per share    .....................     $   0.00      $   0.38    $   0.34
                                                               ========      ========    ========
Weighted average shares outstanding  .....................       54,213        55,009      50,481
                                                               ========      ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK
                                                  -----------------------  ADDITIONAL
                                                    NUMBER OF               PAID-IN
                                                     SHARES      AMOUNT     CAPITAL
                                                  ------------- --------- -------------
BALANCE, FISCAL 1993  ...........................   47,857,092    $478       $95,496
Distributions to stockholders by
 pooled company    ..............................            -       -             -
Foreign currency translation adjustment    ......            -       -             -
Exercise of stock options including
 tax benefit    .................................      616,644       7         1,659
Net income for fiscal 1994  .....................            -       -             -
                                                   ------------   -----      --------
BALANCE, FISCAL 1994  ...........................   48,473,736     485        97,155
Distributions to stockholders by
 pooled company    ..............................            -       -             -
Adjustment for change in fiscal yearend of
 pooled company    ..............................            -       -             -
Pooling of interests with an acquired entity.....      152,032       1             -
Foreign currency translation adjustment    ......            -       -             -
Exercise of stock options including
 tax benefit    .................................    1,005,598      10         8,075
Public offering of common stock, net    .........    4,195,500      42        53,858
Net income for fiscal 1995  .....................            -       -             -
                                                   ------------   -----      --------
BALANCE, FISCAL 1995  ...........................   53,826,866     538       159,088
Pooling of interests with acquired entities   ...       65,186       1             -
Foreign currency translation adjustment    ......            -       -             -
Exercise of stock options including
 tax benefit    .................................      556,494       5         5,238
Net loss for fiscal 1996    .....................            -       -             -
                                                   ------------   -----      --------
BALANCE, FISCAL 1996  ...........................   54,448,546    $544       $164,326
                                                   ============   =====      ========

                                                     FOREIGN
                                                    CURRENCY
                                                   TRANSLATION       ACCUMULATED
                                                   ADJUSTMENT          DEFICIT          TOTAL
                                                  -------------- -------------------- ----------
BALANCE, FISCAL 1993  ...........................      $   -              $ (42,292)    $53,682
Distributions to stockholders by
 pooled company    ..............................          -                 (1,274)     (1,274)
Foreign currency translation adjustment    ......       (176)                     -        (176)
Exercise of stock options including
 tax benefit    .................................          -                      -       1,666
Net income for fiscal 1994  .....................          -                 18,318      18,318
                                                       -----              ---------     -------
BALANCE, FISCAL 1994  ...........................       (176)               (25,248)     72,216
Distributions to stockholders by
 pooled company    ..............................          -                 (1,226)     (1,226)
Adjustment for change in fiscal yearend of
 pooled company    ..............................          -                 (1,321)     (1,321)
Pooling of interests with an acquired entity.....          -                   (144)       (143)
Foreign currency translation adjustment    ......       (324)                     -        (324)
Exercise of stock options including
 tax benefit    .................................          -                      -       8,085
Public offering of common stock, net    .........          -                      -      53,900
Net income for fiscal 1995  .....................          -                 21,637      21,637
                                                       -----              ---------     -------
BALANCE, FISCAL 1995  ...........................       (500)                (6,302)    152,824
Pooling of interests with acquired entities   ...          -                   (324)       (323)
Foreign currency translation adjustment    ......        273                      -         273
Exercise of stock options including
 tax benefit    .................................          -                      -       5,243
Net loss for fiscal 1996    .....................          -                   (225)       (225)
                                                       -----              ---------     -------
BALANCE, FISCAL 1996  ...........................      $(227)             $  (6,851)   $157,792
                                                       =====              =========     =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          FISCAL
                                                                        -------------------------------------------
                                                                             1996          1995            1994
                                                                        -------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)   ................................................     $    (225)    $  21,637       $  18,318
                                                                          ---------     ---------       ---------
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization  ....................................        26,040        18,350          13,078
  Adjustment for change in fiscal yearend of pooled company..........             -          (900)              -
  Accretion of debt discount  .......................................           194             -               -
  Changes in assets and liabilities, net of effect of
   acquisitions-
   Changes in assets:
    Accounts receivable    ..........................................          (649)         (186)         (1,524)
    Inventory  ......................................................       (34,524)      (38,974)        (17,777)
    Prepaid rent  ...................................................        (1,794)       (2,430)         (1,194)
    Other current assets   ..........................................          (133)       (5,029)         (1,532)
    Other assets  ...................................................        (2,414)       (3,972)           (971)
    Deferred income taxes  ..........................................        (5,747)       (3,442)           (302)
   Changes in liabilities:
    Accounts payable    .............................................       (15,249)        5,078           5,117
    Accrued expenses    .............................................        16,398         9,736           3,677
    Deferred income taxes  ..........................................             -             -          (1,309)
                                                                          ---------     ---------       ---------
                                                                            (17,878)      (21,769)         (2,737)
                                                                          ---------     ---------       ---------
   Net cash provided by (used in) operating activities   ............       (18,103)         (132)         15,581
                                                                          ---------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures   .............................................       (74,358)      (46,213)        (24,861)
 Acquisition of businesses    .......................................        (1,807)      (10,190)        (11,366)
 Investment in and advances to affiliate  ...........................             -       (14,435)         (6,200)
 Payments for noncompete agreements    ..............................             -             -            (338)
                                                                          ---------     ---------       ---------
   Net cash used in investing activities  ...........................       (76,165)      (70,838)        (42,765)
                                                                          ---------     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt    ........................       112,625         4,000             500
 Principal payments on long-term debt  ..............................          (526)       (8,885)           (483)
 Proceeds from borrowings under revolving credit facilities    ......       188,518       154,176         149,120
 Principal payments on revolving credit facilities    ...............      (207,579)     (131,281)       (118,928)
 Proceeds from sale of common stock    ..............................             -        53,900               -
 Distributions to stockholders by pooled company   ..................             -        (1,226)         (1,274)
 Payment of deferred financing costs   ..............................          (583)         (199)           (247)
 Proceeds from exercise of stock options  ...........................         2,036         1,318             771
                                                                          ---------     ---------       ---------
   Net cash provided by financing activities    .....................        94,491        71,803          29,459
                                                                          ---------     ---------       ---------
Effect of exchange rate changes on cash and cash equivalents   ......           944             -               -
                                                                          ---------     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS    ........................         1,167           833           2,275
CASH AND CASH EQUIVALENTS, beginning of year    .....................         4,506         3,673           1,398
                                                                          ---------     ---------       ---------
CASH AND CASH EQUIVALENTS, end of year    ...........................     $   5,673     $   4,506       $   3,673
                                                                          =========     =========       =========

                                                        (CONTINUED ON NEXT PAGE)

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               FISCAL YEAR
                                                                    ----------------------------------
                                                                     1996         1995        1994
                                                                    ----------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest    ...................................................     $ 7,229     $3,386      $ 2,177
                                                                      =======    =======      =======
  Income taxes   ................................................     $13,627     $9,987      $10,735
                                                                      =======    =======      =======
 Non-cash activities:
  Impact on stockholders' equity from tax benefit related to the
   exercise of stock options ....................................     $ 3,207     $6,767      $   895
                                                                      =======    =======      =======

     In June 1995, the Company acquired Sunsations Sunglass Company in a transaction in which the Company exchanged 7,411,764 shares of its common stock for all of the outstanding common stock of Sunsations Sunglass Company. The acquisition has been accounted for as a pooling of interests. All periods presented have been retroactively restated to reflect the acquisition.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Sunglass Hut International, Inc., a Florida corporation, and subsidiaries (collectively, the "Company"), are engaged in retail sunglass, eyeglass and watch sales. The Company operates stores located throughout the United States, Canada, the Caribbean, Europe, Australia, New Zealand and Singapore.

FISCAL YEAR

     The Company's yearend is the Saturday nearest January 31. Consequently, the Company's fiscal 1996, 1995 and 1994 years encompass the periods February 4, 1996 through February 1, 1997, January 29, 1995 through February 3, 1996 (which constituted 53 weeks), and January 30, 1994 through January 28, 1995, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the realizability of the Company's deferred tax assets, the possible outcome of outstanding litigation, inventory shrinkage accruals, recognition of supplier incentives and support, and future obligations and costs associated with the Company's restructuring plan and strategic initiatives. Actual results in subsequent periods could differ from those estimates.

STOCK DIVIDENDS

     On September 15, 1995 and October 31, 1994, the Company's Board of Directors declared two-for-one stock splits effected in the form of 100% stock dividends paid on October 16, 1995 and November 30, 1994, respectively. Except as otherwise noted, all share data relating to the Company's common stock has been restated to reflect the two-for-one stock splits.

EARNINGS PER SHARE

     Earnings per common share and common share equivalents have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (when dilutive). Common stock equivalents include all outstanding stock options and warrants after applying the treasury stock method. The 7,411,764 shares exchanged for stock of Sunsations Sunglass Company, as discussed in Note 2, have been reflected as outstanding for all periods presented. The difference between primary and fully diluted earnings per share is insignificant.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 modifies the

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES methodology for calculating earnings per share and is effective for periods after December 15, 1997. Management does not expect SFAS 128 to have a material effect on the Company's earnings per share. Early adoption is not permitted.

CASH AND CASH EQUIVALENTS

     The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less.

SUPPLIERS

     In fiscal 1996, Bausch & Lomb (including RayBan, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 31% and 25%, respectively, of the Company's total merchandise purchases. The Company has not experienced any significant difficulty in obtaining satisfactory sources of supply in the past. However, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations.

INVENTORY

     Inventory, which consists of retail merchandise, is stated at the lower of cost (computed using the average cost method which approximates the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and leasehold amortization. Depreciation and leasehold amortization are calculated using the straight-line method over the expected useful lives of the related assets. Useful lives generally range from 5 to 10 years. Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation and leasehold amortization are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs are expensed as incurred. The implementation of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of" in the first quarter of fiscal 1996 did not have an impact on the financial statements of the Company.

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

     The unamortized cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging primarily from 15 to 25 years. Accumulated amortization at February 1, 1997 and February 3, 1996 was $27,587,000 and $25,273,000, respectively. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of cost in excess of net assets of acquired businesses may warrant revision or that the remaining balance of cost in excess of net assets of acquired businesses may not be recoverable. When factors indicate that cost in excess of net assets of acquired businesses should

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted operating contribution over the remaining life of the cost in excess of net assets of acquired businesses in measuring whether such cost is recoverable. The implementation of SFAS 121 in the first quarter of fiscal 1996 did not have an impact on the financial statements of the Company.

STORE OPENING COSTS

     Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation reserve is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized. The Company files a consolidated tax return with its domestic subsidiaries.

TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated translation adjustment section of the consolidated balance sheets. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

FORWARD CURRENCY SWAP AGREEMENTS

     The Company enters into forward currency swap agreements from time to time to hedge the effect of changes in currency exchange rates on certain short-term intercompany transactions. Forward currency swap agreements obligate the Company to exchange, at future dates, various currencies at agreed upon exchange rates. Gains and losses on these agreements resulting from changes in currency exchange rates, if any, are offset against corresponding gains and losses on the short-term intercompany transactions, if any. Premiums paid or discounts received on these agreements are amortized over the term of the agreement. For reporting purposes, the assets and liabilities resulting from these agreements are offset because there is a legal right of offset.

     At February 1, 1997, foreign currency swap agreements approximate $4.1 million and mature in fiscal 1997. The fair values of these instruments approximate their carrying values at February 1, 1997.

     The counterparties to these agreements are major international financial institutions, and the Company does not anticipate losses resulting from the credit risk of these institutions.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving credit facility approximate fair value as of February 1, 1997 and February 3, 1996. The fair value of convertible subordinated debentures approximates $97 million as of February 1, 1997, based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

NOTE 2-ACQUISITIONS

SUNSATIONS SUNGLASS COMPANY ACQUISITION

     During the second quarter of fiscal 1995, the Company acquired Sunsations Sunglass Company ("Sunsations"), an Indiana corporation, through the exchange of all of the outstanding common stock of Sunsations for 7,411,764 shares of the Company's common stock. At the time of the acquisition, Sunsations operated 351 stores in 44 states and Canada. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts and operations of Sunsations for all periods prior to the acquisition.

     Prior to the acquisition, Sunsations used a calendar yearend. Accordingly, the accompanying consolidated statements of operations and cash flows for fiscal 1994 combine the historical results of operations and historical cash flows of Sunsations for the year ended December 31, 1994 with the historical results of operations and historical cash flows of the Company for the year ended January 28, 1995. Certain Sunsations balances and amounts have been reclassified to conform to the Company's presentation.

     As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' fiscal yearend was changed to conform with the Company's fiscal yearend. Sunsations' results of operations for the 28 days ended January 28, 1995 have been recorded in the accompanying fiscal 1995 financial statements as an adjustment to accumulated deficit. Net sales and pro forma net loss for Sunsations for the 28 days ended January 28, 1995, not included in the accompanying statement of operations, were approximately $2,190,000 and $789,000 (net of pro forma income tax benefit of $532,000), respectively.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company's and Sunsations' separate results for the twenty-two weeks ended July 1, 1995 and for fiscal 1994 are as follows:

                                              TWENTY-TWO
                                              WEEKS ENDED
                                              JULY 1, 1995     FISCAL 1994
                                              --------------   -------------
                                                      (IN THOUSANDS)
 Net sales:
  Sunglass Hut International, Inc.   ......      $146,227        $243,954
  Sunsations Sunglass Company  ............        28,780          46,031
                                                 --------        ---------
                                                 $175,007        $289,985
                                                 ========        =========
 Pro forma net income:
  Sunglass Hut International, Inc.   ......      $  9,118        $ 15,558
  Sunsations Sunglass Company  ............         1,319           1,753
                                                 --------        ---------
                                                 $ 10,437        $ 17,311
                                                 ========        =========

     In connection with the acquisition, approximately $10.1 million of nonrecurring acquisition-related costs and expenses were incurred and charged to expense in the Company's second fiscal quarter of 1995. These nonrecurring acquisition-related costs and expenses included (1) $2.3 million in debt extinguishment costs incurred by Sunsations as a result of the acquisition, (2) $1.4 million incurred in connection with the termination of Sunsations' management agreement with one of Sunsations' affiliates (under which Sunsations incurred management fees of $125,000 and $250,000 during 1995 and 1994, respectively), (3) $3.1 million incurred for legal, accounting and consulting fees relating to the acquisition, and (4) $3.3 million incurred for other costs and expenses relating to the business combination. As of yearend 1996, no accrual was remaining for Sunsations acquisition-related costs and expenses.

SUNGLASS WORLD HOLDINGS PTY LTD. ACQUISITION

     In fiscal 1994, the Company acquired a 50% interest in Sunglass World Holdings Pty Ltd. ("Sunglass World"), a premier specialty retailer of sunglasses in Australia. The 50% interest was accounted for using the equity method until the third quarter of 1995, when the Company acquired the remaining 50% interest. As such, in the third quarter of 1995, the acquisition of Sunglass World was accounted for as a purchase, and the assets acquired and liabilities assumed, and results of operations since the acquisition, have been included in the Company's consolidated financial statements. The fair value of the net assets acquired approximated their book value at the dates of acquisition. The aggregate purchase price paid for Sunglass World exceeded the fair value of the net assets acquired by approximately $13.7 million and is being amortized over 25 years. At the time of acquisition, Sunglass World operated 85 stores in Australia.

     Pro forma results of operations, assuming the acquisition occurred at the beginning of fiscal 1995 and 1994, would not be materially different from the consolidated results reported herein. Equity in the income (loss) of the joint venture (net of management fees and interest on advances charged to the joint venture) was approximately $(562,000) in fiscal 1995 and $223,000 in fiscal 1994. All such amounts are included in operating expenses in the accompanying consolidated statements of operations for the respective periods.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

OTHER ACQUISITIONS

     During fiscal 1996, 1995 and 1994, Sunglass Hut continued to take advantage of additional opportunities to acquire other smaller competitive chains of sunglass specialty retailers that provide the Company with access to new markets as well as desirable locations in existing markets. The Company acquired an additional 19 store locations in fiscal 1996, 89 store locations in fiscal 1995 and 55 store locations in fiscal 1994 from competitors in a number of acquisitions, a majority of which were accounted for as purchases. For those acquisitions accounted for as pooling of interests, prior periods were not restated due to immateriality.

NOTE 3-PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at fiscal yearend:

                                                             1996          1995
                                                           -----------   ------------
                                                                 (IN THOUSANDS)
 Leasehold improvements   ..............................     $ 89,793      $ 62,054
 Furniture and fixtures   ..............................       97,401        61,673
 Construction in progress    ...........................       12,677         6,337
                                                             --------      --------
                                                              199,871       130,064
 Less-Accumulated depreciation and amortization   ......      (63,941)      (46,084)
                                                             --------      --------
                                                             $135,930      $ 83,980
                                                             ========      ========

NOTE 4-INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:

                      1996         1995         1994
                     ----------   ----------   ---------
                               (IN THOUSANDS)
 Current:
  Federal   ......     $ 8,572      $14,568    $ 9,328
  State  .........       2,000        2,989      2,158
  Foreign   ......       1,300        1,215        522
                       -------      -------    -------
                        11,872       18,772     12,008
                       -------      -------    -------
 Deferred:
  Federal   ......      (2,339)      (2,186)      (841)
  State  .........        (572)        (191)      (234)
  Foreign   ......      (2,435)        (883)       (20)
                       -------      -------    -------
                        (5,346)      (3,260)    (1,095)
                       -------      -------    -------
                       $ 6,526      $15,512    $10,913
                       =======      =======    =======

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

     Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                               1996        1995         1994
                                                              ---------   ----------   ---------
                                                                        (IN THOUSANDS)
 Income tax provision at the statutory rate    ............     $2,205      $13,000    $10,230
 State and local income taxes, net of
  federal income tax benefit ..............................        945        1,819      1,305
 Non-deductible amortization of cost in excess
  of net assets of acquired businesses   ..................        453          325        289
 Non-deductible amortization of purchase accounting
  adjustment to property and equipment   ..................         44           44         44
 Non-deductible expenses related to acquisition   .........       (352)       1,385          -
 Adjustment to deferred tax assets for change in
  tax status of pooled company   ..........................          -         (353)         -
 Pro forma adjustment to reflect income taxes  ............          -         (775)    (1,007)
 Non-deductible expenses related to restructuring costs....      1,903            -          -
 Valuation allowance and contingencies   ..................      1,225            -          -
 Other, net   .............................................        103           67         52
                                                                ------      -------    -------
                                                                $6,526      $15,512    $10,913
                                                                ======      =======    =======

     The pro forma adjustment to reflect income taxes in the consolidated statements of operations and in the reconciliation above reflects the additional tax provision that would have been recorded at the corporation level had Sunsations (see Note 2) not been an S corporation during the respective periods. Taxes paid, as presented in the accompanying consolidated statements of cash flows, represent those paid by the Company and Sunsations and do not include distributions made to the former stockholders of Sunsations for payment of federal income taxes.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

     The components of the current and noncurrent deferred tax assets are summarized as follows at fiscal yearend:

                                                                          1996          1995
                                                                         ----------   -----------
                                                                              (IN THOUSANDS)
 Current deferred tax assets:
  Inventory, principally due to additional costs
   capitalized for tax purposes  .....................................     $ 1,327      $   737
  Reserves, principally due to accrual for financial
   reporting purposes  ...............................................       4,030          321
  Net operating loss carryforwards   .................................           -          762
  Other   ............................................................         (30)          26
                                                                           -------      -------
    Current deferred tax assets
     (included in other current assets) ..............................       5,327        1,846
                                                                           -------      -------
 Noncurrent deferred tax assets:
  Property and equipment, principally due to
   differences in depreciation .......................................       2,634        2,930
  Lease transaction costs, principally due to
   accrual for financial reporting purposes ..........................         182          155
  Deferred compensation, principally due to
   accrual for financial reporting purposes  .........................         412          408
  Accrued rents, principally due to the equalization
   of expenses for financial reporting purposes  .....................       1,003          910
  Net operating loss carryforwards   .................................       4,349        1,123
  Other   ............................................................          36           33
                                                                           -------      -------
    Noncurrent deferred tax assets   .................................       8,616        5,559
 Valuation allowance and contingencies  ..............................      (3,427)      (2,636)
                                                                           -------      -------
    Noncurrent deferred tax assets (included in other assets)   ......       5,189        2,923
                                                                           -------      -------
 Net deferred tax assets    ..........................................     $10,516      $ 4,769
                                                                           =======      =======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The net change in the total valuation allowance and contingencies for the year ended February 1, 1997 was an increase of $791,000.

     The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned foreign subsidiaries because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A current or deferred tax liability, as applicable, will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. As of February 1, 1997, the undistributed earnings of these subsidiaries (not including foreign net operating losses) were approximately $3.6 million.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5-LONG-TERM DEBT

     Long-term debt consists of the following at fiscal yearend:

                                                                1996         1995
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
 5 1/4% convertible subordinated notes, net of unamortized
  discount of $2,537,000, interest payable semi-annually,
  principal due June 2003.   ..............................     $112,463      $    -
 Borrowings under the Company's revolving credit facility
  with NationsBank at the Company's option of (i) the
  greater of (a) the prime rate or (b) the federal funds
  effective rate plus 0.50%, plus, in each case, up to a
  maximum of 0.75% depending on the levels of certain
  financial ratios or (ii) LIBOR plus a range of .625% to
  1.75% depending on the levels of certain financial ratios
  (8.38% and 6.48%, respectively, as of February 1, 1997),
  due December 1998.   ....................................       50,500      68,300
 Other  ...................................................          316       1,261
                                                                --------      ------
                                                                 163,279      69,561
 Less-Current portion of long-term debt  ..................         (129)       (129)
                                                                --------      ------
                                                                $163,150     $69,432
                                                                ========      ======

     The Company's unsecured revolving credit facility, as amended, with NationsBank of Florida, National Association ("NationsBank"), acting as the agent for a conglomerate of banks, provides for a three-year commitment through 1998 to fund revolving credit borrowings of up to $75 million and up to $10 million in letters of credit. During fiscal 1996, the Company amended its revolving credit facility to reduce the maximum borrowings under the facility to $75.0 million from $100.0 million, amend certain financial covenants and modify the applicable interest rate. At February 1, 1997, the Company had $1.7 million in unsecured letters of credit outstanding which are being maintained as security for performance under the Company's executive office lease and for certain purchases of merchandise.

     The NationsBank facility, as amended, includes certain restrictive covenants, including limitations on the payment of dividends as well as the maintenance of certain financial ratios. As of February 1, 1997, the Company was in compliance with the above described debt covenants.

     In June 1996, the Company issued $115 million principal amount of convertible subordinated notes (the "Notes") to certain qualified institutional investors. (The resale of the Notes was later registered with the Securities and Exchange Commission in October 1996.) The private placement was made for the purpose of refinancing senior indebtedness and to finance the Company's expansion plans. The notes bear interest at 5 1/4%, payable semi-annually, and mature June 2003. The Notes are not redeemable by the Company prior to June 17, 1998. The Notes are subordinated to all existing and future indebtedness of the Company, and are convertible into Company common stock at $30.25 per share.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

     Maturities of long-term debt are as follows as of February 1, 1997:

 FISCAL YEAR              AMOUNT
--------------------   ----------------
                       (IN THOUSANDS)
 1997   ............       $   129
 1998   ............        50,687
 1999-2001    ......             -
 Thereafter   ......       115,000
                          --------
                          $165,816
                          ========

NOTE 6-RESTRUCTURING EXPENSES

     In the fourth quarter of 1996, the Company developed and commenced implementation of a restructuring plan to eliminate marginal or unprofitable locations through closure or conversion. In connection with the restructuring plan, the Company recorded restructuring expenses of $18.7 million ($15.2 million net of tax) related to the closure of approximately 90 North American and 30 international Sunglass Hut locations, the closure or conversion of approximately 30 licensed departments to self-service departments, and the closure or conversion of the Company's 28 EyeX stores as part of management's decision to halt future expansion of that concept. The pre-tax charge includes expenses related to the write-down of fixed and other assets, and lease exit, inventory restocking and handling, and severance costs. The after-tax charge also reflects the non-deductibility of certain international costs and the probability that certain net operating loss carryforwards will not provide future tax benefits to the Company. The Company expects the planned closures and conversions to be completed during 1997.

NOTE 7-COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases all of its retail stores and its office and warehouse facilities under operating leases. Store rent expense generally includes a percentage of the retail store's sales volume or a fixed minimum base rent. In addition, the majority of leases are subject to an annual adjustment for increases in real estate taxes, maintenance and insurance costs.

     The Company was obligated for the following minimum annual base rentals under operating leases at February 1, 1997:

 FISCAL YEAR              AMOUNT
--------------------   ----------------
                       (IN THOUSANDS)

 1997   ............       $71,341
 1998   ............        65,356
 1999   ............        58,066
 2000   ............        47,872
 2001   ............        39,512
 Thereafter   ......       128,626
                          --------
                          $410,773
                          ========

     Base rent expense totaled $73,402,000, $49,007,000 and $33,391,000 for fiscal years 1996, 1995 and 1994, respectively. Percentage of sales over a fixed minimum base rent totaled $5,677,000, $6,132,000 and $3,773,000 for fiscal years 1996, 1995 and 1994, respectively.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

SELF-INSURED GROUP HEALTH

     The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $2,100,000 in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

CONSTRUCTION COMMITMENTS

     In the normal course of business, the Company enters into commitments for the construction of both new stores and existing store renovations. At February 1, 1997, the amount outstanding under these construction commitments totaled approximately $3.9 million.

LITIGATION, CLAIMS AND ASSESSMENTS

     In January 1997, a class action securities lawsuit was filed against the Company and certain of its executive officers in the U.S. District Court of the Southern District of Florida. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements regarding the Company's business performance and prospects. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     There are no other significant legal proceedings pending against the Company.

NOTE 8-STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

     As of February 1, 1997, the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share, and had issued and outstanding 54,448,546 shares with a par value of $544,485. As of February 3, 1996, the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share, and had issued and outstanding 53,826,866 shares with a par value of $538,269.

     The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. The Company's Board of Directors has the authority to fix the voting powers, dividend rates, liquidation preferences, conversion and other rights. No preferred stock is outstanding.

PUBLIC OFFERINGS

     In February 1995, the Company completed a secondary offering of 4,195,500 shares of its common stock while an additional 370,000 shares were sold by selling stockholders. The net proceeds from the offering of approximately $53,900,000 were used to repay approximately $41,300,000 of indebtedness under the NationsBank revolving credit facility (see Note 5). The remaining net proceeds were used for general working capital purposes.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9-EMPLOYEE BENEFIT PLANS

STOCK-BASED COMPENSATION PLAN

     Effective March 31, 1996, the Company adopted the Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (the "1996 Plan") for key employees, officers, non-employee directors and independent contractors, which superseded the Company's previous stock-based compensation plan. The previous stock-based compensation plan provided for the grant of either incentive stock options or non-statutory stock options to key employees, officers and non-employee directors of up to 5,800,000 shares of common stock. The 1996 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other related awards that may be settled in cash, stock or other property. The total number of common shares subject to grant under the 1996 Plan is limited to 6,000,000, adjusted, based on the 1996 Plan's formula, for issuances, redemptions and certain outstanding awards. Through March 20, 1997, only awards of stock options had been granted under the 1996 Plan. The exercise period for all grants expires ten years from date of grant.

     A summary of the status of the Company's stock-based compensation plans as of the end of fiscal years 1996, 1995 and 1994, and changes during the fiscal years then ended is presented below:

                                                     1996                        1995                        1994
                                           -------------------------   -------------------------   ------------------------
                                                        WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                         AVERAGE                     AVERAGE                    AVERAGE
                                           SHARES       EXERCISE       SHARES       EXERCISE       SHARES       EXERCISE
 FIXED OPTIONS                             (000'S)        PRICE        (000'S)        PRICE        (000'S)       PRICE
----------------------------------------   ----------   ------------   ----------   ------------   ----------   -----------
 Outstanding, beginning of year   ......      2,340       $ 9.00           2,844      $ 7.87          2,931        $1.15
 Granted  ..............................        373        28.33             514       13.50            581         8.26
 Exercised   ...........................       (556)        3.66          (1,005)       1.30           (616)        1.25
 Forfeited   ...........................        (84)        6.13             (13)      10.68            (52)        4.58
                                             ------                      -------                     ------
 Outstanding, end of year   ............      2,073       $ 9.55           2,340      $ 9.00          2,844        $7.87
                                             ======                      =======                     ======
 Options exercisable  ..................      1,282                        1,747                      2,132
                                             ======                      =======                     ======

     The following table summarizes information about stock options outstanding at fiscal 1996 yearend:

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                           --------------------------------                  ----------------------------
                                              WEIGHTED-
                                               AVERAGE        WEIGHTED-                       WEIGHTED-
                             OPTIONS          REMAINING        AVERAGE         OPTIONS        AVERAGE
 RANGE OF                  OUTSTANDING       CONTRACTUAL      EXERCISE       EXERCISABLE      EXERCISE
 EXERCISE PRICES            AT 2/1/97        LIFE (YEARS)       PRICE         AT 2/1/97        PRICE
------------------------   --------------   ---------------   ------------   --------------   -----------
 $0.25 to $2.50   ......       883,564              4.59         $0.99           883,564         $0.99
 6.94 to 8.72  .........       437,300              7.22          8.04           250,400          8.07
 13.43 to 17.75   ......       453,375              8.24         13.78           111,550         13.63
 26.25 to 30.81   ......       298,350              9.13         30.72            36,500         30.44
                             ----------                                        ----------
 $0.25 to $30.81  ......     2,072,589              6.60         $9.55         1,282,014         $4.31
                             ==========                                        ==========

     As permitted under SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation cost is deducted in determining net income (loss). Had the Company recorded stock- based compensation cost for options granted in fiscal 1996 and 1995 pursuant to SFAS 123 (using the

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

Black-Scholes options pricing model) net income (loss) and net income (loss) per share, including the assumptions used in these calculations, would have been as follows for fiscal 1996 and 1995:

                                                         1996             1995
                                                     ---------------   -------------
 Pro forma net income (loss)    ..................     $ (2,942,000)   $19,775,000
 Pro forma net income (loss) per share   .........     $      (0.05)   $      0.36
 Pro forma weighted average fair value of options
   granted .......................................     $      14.47    $      6.94
 Risk free interest rates    .....................       5.92%-7.05%    5.98%-7.09%
 Expected lives  .................................        6.2 years      5.9 years
 Expected volatility   ...........................               41%            41%
 Expected dividends    ...........................                -              -

SAVINGS PLAN

     In February 1994, the Company implemented an employee savings plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the Savings Plan. Employees may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on February 1 of each year, provided that the participant has completed one full year of employment with the Company as of such date.

     During the fiscal years 1996, 1995 and 1994, the Company's contributions to the Savings Plan aggregated approximately $295,000, $246,000 and $345,000, respectively.

STOCK PURCHASE PLAN

     In February 1996, the Company implemented an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan enables qualified employees of the Company to subscribe to shares of the Company's common stock on periodic offering dates at a purchase price equal to the fair market value of the shares on such dates.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10-SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in the retail sunglass, eyeglass and watch industries. Retail eyeglass and watch operations are not material to the operations of the Company. Substantially all net sales result from the sale of sunglasses to unaffiliated customers. The Company's international operations are located in Canada, the Caribbean, Europe, Australia, New Zealand and Singapore. The following summarizes the Company's domestic and international operations:

                                                 1996          1995         1994
                                               -----------   -----------   ---------
                                                           (IN THOUSANDS)
 Net sales:
  Domestic    ..............................     $433,901     $370,448     $270,312
  International  ...........................       93,180       47,780       19,673
                                                 --------     ---------    ---------
   Total   .................................     $527,081     $418,228     $289,985
                                                 ========     =========    =========
 Earnings (loss) before interest and taxes:
  Domestic    ..............................     $ 20,705     $ 38,479     $ 31,163
  International  ...........................       (6,435)       2,524          515
                                                 --------     ---------    ---------
   Total   .................................     $ 14,270     $ 41,003     $ 31,678
                                                 ========     =========    =========
 Total assets:
  Domestic    ..............................     $274,643     $211,956     $134,890
  International  ...........................       89,294       55,120       12,479
                                                 --------     ---------    ---------
   Total   .................................     $363,937     $267,076     $147,369
                                                 ========     =========    =========

     In fiscal 1994, the Company acquired a 50% interest in a joint venture in Australia (see Note 2). In fiscal 1995, the Company acquired the remaining 50% interest in the joint venture. Equity in the income (loss) of the joint venture (net of management fees and interest on advances charged to the joint venture) was approximately $(562,000) in fiscal 1995 and $223,000 in fiscal 1994.

NOTE 11-QUARTERLY FINANCIAL DATA (Unaudited)

     Unaudited summarized financial data by quarter for fiscal 1996 and 1995 is as follows (in thousands, except per share data):

                                                                    FISCAL 1996
                                                                    -------------
                                         FIRST         SECOND         THIRD          FOURTH         TOTAL
                                        -----------   -----------   -------------   ------------   ----------
 Net sales   ........................    $122,822      $166,469        $112,866       $ 124,924    $527,081
 Gross profit   .....................    $ 52,711      $ 78,641        $ 40,779       $  38,665    $210,796
 Net income (loss)    ...............    $  7,158      $ 20,008        $ (2,942)      $ (24,449)   $   (225)
 Net income (loss) per share   ......    $   0.13      $   0.36        $  (0.05)      $   (0.45)   $   0.00

                                                                      FISCAL 1995
                                                                      -------------
                                            FIRST        SECOND         THIRD          FOURTH        TOTAL
                                           ----------   -----------   -------------   -----------   ----------
 Net sales   ...........................    $87,579      $127,512        $91,426       $111,711      $418,228
 Gross profit   ........................    $37,574      $ 60,584        $37,473       $ 47,305      $182,936
 Pro forma net income    ...............    $ 5,015      $  8,358        $ 2,535       $  4,954      $ 20,862
 Pro forma net income per share   ......    $  0.09      $   0.15        $  0.05       $   0.09      $   0.38

     In the fourth quarter of 1996, the Company's management developed and commenced implementation of a restructuring plan for the Company's worldwide operations (including the

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES elimination of marginal or unprofitable locations through closure or conversion) and recorded an $18.7 million restructuring charge in connection with the planned closure of approximately 90 domestic and 30 international Sunglass Hut stores, as well as the planned closure or conversion of 30 licensed departments and the Company's 28 EyeX stores. (See Note 6 for further information.)

     Additionally, during the third and fourth quarters of 1996, the Company incurred the following other costs and expenses: (1) $2.5 million recognized during the third quarter to reflect higher than anticipated inventory shrinkage and defective product write-offs due to changes in manufacturers' return policies recognized as a result of a physical inventory conducted at the end of the third quarter after the consolidation of the Company's U.S. distribution facilities, (2) $5.0 million of costs and expenses during the fourth quarter related to its product purchases from Bausch & Lomb, including a reduction of the Company's performance incentive and other margin and marketing support attributable to the Company's lower than expected fourth quarter sales performance, cancellation of purchase orders and return of product, and (3) $1.1 million of expenses during the fourth quarter primarily associated with its efforts to establish an organizational infrastructure to support the Company's 1997 strategic initiatives.

     In the second quarter of 1995, the Company acquired Sunsations (see Note
2). The acquisition was accounted for as a pooling of interests. All periods prior to the acquisition were restated to reflect the accounts and balances of Sunsations. Differences between the restated amounts and the amounts reported prior to the acquisition, if any, are due solely to this acquisition. In connection with the acquisition, approximately $10.1 million of nonrecurring acquisition-related costs and expenses were incurred and charged to expense in the Company's second quarter of fiscal 1995.

     In the third quarter of 1995, the Company acquired the remaining 50% interest in Sunglass World (see Note 2). The acquisition was accounted for as a purchase. As such, the assets and liabilities and results of operations since the date of acquisition have been included in the Company's consolidated financial statements. Approximately $9.8 million in net sales and approximately $4.1 million in gross profit have been included in the Company's consolidated fiscal 1995 fourth quarter amounts. The impact of this acquisition on fiscal 1995 consolidated fourth quarter pro forma net income and consolidated pro forma net income per share was not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

     The Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12, and 13).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. FINANCIAL STATEMENTS. Reference is made to the Index set forth on page 14 of this Annual Report on Form 10-K.

        2. FINANCIAL STATEMENTS SCHEDULE. All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

        3. EXHIBITS. An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

EXHIBIT                                            DESCRIPTION
-------                                            -----------
   3.1     Registrant's Articles of Incorporation(3.1)(6)

   3.2     Registrant's Amended and Restated Bylaws(3.2)(6)

   4.1     Registration Rights Agreement, dated as of May 31, 1993, among the Registrant, the Investor
           Group and the Management Group (as such terms are defined in the Agreement)(4.2)(3)

   4.2     Registration Rights Agreement, dated as of December 30, 1993, between the Registrant and
           Wallis D. Arnold and Karen Arnold(4.3)(5)

   4.3     Registration Rights Agreement, dated June 29, 1995, between the Registrant and the former shareholders of Sunsations Sunglass Company(4.4)(4)

   4.4     Registration Rights Agreement, dated November 30, 1995, between the Registrant and the former shareholders of Sun Shades 501, Ltd.

   4.5     Registration Rights Agreement, dated April 25, 1996, between the Registrant and the former shareholders of Shady Biz, Inc. and Spectacular Eyewear, Inc. (4.6)(7)

   4.6     Registration Rights Agreement, dated June 26, 1996, between the Registrant and the initial purchasers of the 51/4% Convertible Subordinated Notes due 2003 (4.7)(6)

   4.7     Indenture, dated as of June 26, 1996, among the Registrant and the Bank of New York for
           Convertible Subordinated Notes (4.8)(6)

  10.1     Registrant's Amended and Restated Stock Option Plan, as amended.

  10.2     Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (10.1)(8)

  10.3     Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers(10.2)(1)

  10.4     Office Space Lease Agreement, dated as of October 28, 1993, between The Travelers Insurance
           Company and the Registrant(10.7)(3)

  10.5     Amended and Restated Revolving Credit and Reimbursement Agreement, dated as of
           December 14, 1995, among the Registrant, NationsBank, N.A. and the other Lenders named therein.

EXHIBIT                                             DESCRIPTION
-------                                             -----------
10.6       Amendment No. 1 to Revolving Credit and Reimbursement Agreement, dated as of May 22,
           1996, among the Registrant, NationsBank, N.A. and the other Lenders named therein
           (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the
           fiscal quarter ended May 4, 1996).

10.7       Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the fiscal quarter ended
           August 3, 1996).

10.8       Amendment No. 2 to Revolving Credit and Reimbursement Agreement, dated as of
           September 9, 1996, among the Registrant, NationsBank N.A. and the other Lenders named therein (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q
           for the fiscal quarter ended August 3, 1996).

10.9       Amendment No. 3 to Amended and Restated Revolving Credit and
           Reimbursement Agreement, effective as of November 2, 1996, dated as of December 13,
           1996, among the Registrant, NationsBank N.A. and the other Lenders named therein
           (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-Q for the
           fiscal quarter ended November 2, 1996).

10.10      Amendment No. 4 to Amended and Restated Revolving Credit and Reimbursement
           Agreement, effective as of February 1, 1997, dated as of March 20, 1997, among the
           Registrant, NationsBank, N.A. and the other Lenders named therein(2)

21.1       Subsidiaries of the Registrant(2)

23.1       Consent of Arthur Andersen LLP(2)

23.2       Consent of Coopers & Lybrand L.L.P.(2)

27         Financial Data Schedule

99         Report of Coopers & Lybrand L.L.P.(2)

----------------

(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form S-1 (File No. 33-59872).

(2) Filed herewith.

(3) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Registration Statement on Form S-1 (File No. 33-70214).

(4) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Registration Statement on Form S-3 (File No. 33-97550).

(5) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Registration Statement on Form S-1 (File No. 33-77792).

(6) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with Registrant's Registration Statement on form 8-B filed on August 23, 1996 (File No. 000-21690).

(7) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Registration Statement on Form S-3 (File No. 33-05093).

(8) Incorporated by reference to the exhibit shown in the preceding parenthesis and filed with the Registrant's Registration Statement on Form S-8 (File No. 333-20107).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits Required by Item 601 of Regulation S-K

     The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereto and is incorporated herein by reference.

     (d) Financial Statement Schedules Required by Regulation S-X

     Reference is made to Item 14(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUNGLASS HUT INTERNATIONAL, INC.

                                 By: /s/      LARRY G. PETERSEN
                                     ------------------------------------------
                                     Larry G. Petersen, Senior Vice President-
                                        Finance and Chief Executive Officer

Dated: April   , 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURES                           TITLE                       DATE
          ----------                           -----                       ----
/s/     JACK B. CHADSEY             President, Chief Executive         April 30, 1997
--------------------------------     Officer and Director
       Jack B. Chadsey              (principal executive officer)

/s/    LARRY G. PETERSEN            Senior Vice President-Finance      April 30, 1997
--------------------------------     and Chief Financial Officer
      Larry G. Petersen             (principal financial officer)

/s/     GEORGE L. PITA              Vice President-Finance             April 30, 1997
--------------------------------    (principal accounting officer)
        George L. Pita

/s/    JAMES N. HAUSLEIN            Chairman of the Board              April 30, 1997
--------------------------------
      James N. Hauslein

/s/     ROHIT M. DESAI              Director                           April 30, 1997
--------------------------------
        Rohit M. Desai

/s/     JOHN H. DUERDEN             Director                           April 30, 1997
--------------------------------
       John H. Duerden

/s/     WILLIAM S. FIELD            Director                           April 30, 1997
--------------------------------
       William S. Field

/s/    ROBERT C. CRAYSON            Director                           April 30, 1997
--------------------------------
      Robert C. Crayson

/s/    WILLIAM E. PHILLIPS          Director                           April 30, 1997
--------------------------------
     William E. Phillips

INDEX TO EXHIBITS

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER     DESCRIPTION                                                                                 PAGE
-------    -----------                                                                              ------------
10.9       Amendment No. 4 to Amended and Restated Revolving Credit and Reimbursement
           Agreement, effective as of February 1, 1997, dated as of March 20, 1997, among the
           Registrant, NationsBank, N.A. and the other Lenders named therein

21.1       Subsidiaries of the Registrant

23.1       Consent of Arthur Andersen LLP

23.2       Consent of Coopers & Lybrand L.L.P.

27         Financial Data Schedule

99         Report of Coopers & Lybrand L.L.P.