Form 10-Q
period 1997-05-03
SUNGLASS HUT INTERNATIONAL INC
filed 1997-06-17
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 54,680,446 (as of June 6, 1997).



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of May 3, 1997 (Unaudited)
       and February 1, 1997........................................................................3

       Consolidated Statements of Income for the Thirteen Weeks Ended May 3, 1997
       and May 4, 1996 (Unaudited).................................................................4

       Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3,
       1997 and May 4, 1996 (Unaudited)............................................................5

       Notes to Consolidated Financial Statements (Unaudited)......................................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................9

                         PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.........................................................15
         Signatures...............................................................................16


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         May 3,                 February 1,
                                                                                          1997                      1997
                                                                                   -------------------       -------------------
                                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $    5,463                $    5,673
   Accounts receivable                                                                     4,220                     3,032
   Inventory                                                                             135,394                   145,194
   Prepaid rent                                                                            7,851                     7,706
   Other current assets                                                                   12,141                    13,324
                                                                                   -------------------       -------------------
                     Total current assets                                                165,069                   174,929

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $70,039 and $63,941                                               136,322                   135,930

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $27,205 and $27,587                     38,805                    38,849

OTHER ASSETS                                                                              13,820                    14,229
                                                                                   -------------------       -------------------
                     Total assets                                                     $  354,016                $  363,937
                                                                                   ===================       ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $   20,202                $   13,610
   Accrued payroll and related taxes                                                       5,037                     6,435
   Accrued rent                                                                            7,844                     6,759
   Accrued expenses                                                                        5,737                       966
   Accrued restructuring expenses                                                          9,358                    15,096
   Current portion of long-term debt                                                         299                       129
                                                                                   -------------------       -------------------
                     Total current liabilities                                            48,477                    42,995

LONG-TERM DEBT, net of current portion and unamortized discount                          147,136                   163,150
                                                                                   -------------------       -------------------
                     Total liabilities                                                   195,613                   206,145
                                                                                   -------------------       -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                             -                         -
   Common stock                                                                              546                       544
   Additional paid-in capital                                                            164,565                   164,326
   Foreign currency translation adjustment                                                  (149)                     (227)
   Accumulated deficit                                                                    (6,559)                   (6,851)
                                                                                   -------------------       -------------------
                     Total stockholders' equity                                          158,403                   157,792
                                                                                   ===================       ===================
                     Total liabilities and stockholders' equity                       $  354,016                $  363,937
                                                                                   ===================       ===================


                See Notes to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Thirteen Weeks Ended
                                                                          ----------------------------------------
                                                                              May 3,                 May 4,
                                                                               1997                   1996
                                                                          ----------------      ------------------
Net sales                                                                    $  138,249            $   122,822
Cost of goods sold, occupancy and buying expenses                                86,472                 70,111
                                                                          ----------------      ------------------
                     Gross profit                                                51,777                 52,711
Selling, general and administrative expenses:                             ----------------      ------------------
   Operating expenses                                                            41,583                 33,521
   Depreciation and leasehold amortization                                        6,563                  5,177
   Amortization of cost in excess of net assets of acquired businesses              599                    521
                                                                          ----------------      ------------------
                                                                                 48,745                 39,219
                                                                          ----------------      ------------------

                     Earnings before interest and income taxes                    3,032                 13,492
Interest expense                                                                  2,542                  1,462
                                                                          ----------------      ------------------

                     Earnings before income taxes                                   490                 12,030
Provision for income taxes                                                          198                  4,872
                                                                          ----------------      ------------------

                     Net income                                              $      292            $     7,158
                                                                          ================      ==================
                     Net income per share                                    $      .01            $       .13
                                                                          ================      ==================

Weighted average shares outstanding                                              55,363                 55,763
                                                                          ================      ==================



                 See Notes to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Thirteen Weeks Ended
                                                                                     -----------------------------------------
                                                                                          May 3,                 May 4,
                                                                                           1997                   1996
                                                                                     -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $       292           $      7,158
                                                                                     -----------------      ------------------
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities-
      Depreciation and amortization                                                           7,162                  5,698
      Compensation expense - stock grants                                                       216                      -
      Amortization of debt discount                                                              85                      -
   Changes in assets and liabilities
            Changes in assets:
             Accounts receivable                                                             (1,188)                (1,735)
             Inventory                                                                        9,800                (19,139)
             Prepaid rent                                                                      (145)                  (615)
             Other current assets                                                             1,183                 (3,435)
             Other assets                                                                      (247)                  (132)
            Changes in liabilities:
             Accounts payable                                                                 6,592                 (2,164)
             Accrued expenses                                                                   967                  1,716
                                                                                     -----------------      ------------------
                                                                                             24,425                (19,806)
                                                                                     -----------------      ------------------
            Net cash provided by (used in) operating activities                              24,717                (12,648)
                                                                                     -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (9,292)                (7,401)
                                                                                     -----------------      ------------------
            Net cash used in investing activities                                            (9,292)                (7,401)
                                                                                     -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                                65,600                 48,166
   Principal payments on revolving credit facilities                                        (81,500)               (31,700)
   Principal payments on long-term debt                                                         (29)                     -
   Payment of deferred financing costs                                                          (22)                     -
   Proceeds from exercise of stock options                                                       11                  4,008
                                                                                     -----------------      ------------------
            Net cash provided by (used in) financing activities                             (15,940)                20,474
                                                                                     -----------------      ------------------
   Effect of exchange rate changes on cash and cash equivalents                                 305                    446
                                                                                     -----------------      ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (210)                   871

CASH AND CASH EQUIVALENTS, beginning of period                                                5,673                  4,506
                                                                                     -----------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                                $     5,463           $      5,377
                                                                                     =================      ==================

                             Continued on Next Page


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Thirteen Weeks Ended

                                                                                     -----------------------------------------
                                                                                          May 3,                 May 4,
                                                                                           1997                   1996

                                                                                     -----------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                          $       860            $     1,009
                                                                                     =================      ==================
      Income taxes                                                                      $       393            $     3,576
                                                                                     =================      ==================

   Non-cash activities:

      Write-down of property and equipment against accrued restructuring
        expenses                                                                        $     2,233            $         -
                                                                                     =================      ==================


                 See Note to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 1, 1997 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

NOTE 2 - EARNINGS PER SHARE:

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the first quarter of 1997 and 1996, respectively, would not have been materially different than the earnings per share reported in the accompanying consolidated statements of income.

NOTE 3 - ACCRUED RESTRUCTURING EXPENSES:

During the first quarter of 1997, $5.7 million of the accrual for restructuring expenses was utilized for write-downs of property and equipment, and lease exit, inventory restocking and handling, and severance costs related to corporate restructuring and store closings. Of the 150 store closures included in the restructuring plan, 63 stores have been closed as of the end of the first quarter, 1997. The Company plans to complete the restructuring plan in 1997.

NOTE: 4 - CONTINGENCIES:

The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax returns for fiscal 1992 through 1994. While the audit has not yet been finalized, the IRS personnel conducting the examination have advised the Company of concerns related to the Company's income tax reporting of certain deductions for noncompete agreements and intercompany pricing matters regarding its foreign subsidiaries. The Company believes its positions on these matters are supportable. While this matter is in the early stage of development, based on information available to the Company at this time, management believes that this issue will not have a material adverse impact on the Company; however, there can be no assurance as to the ultimate resolution of this matter.

NOTE 5 - SUBSEQUENT EVENT:

On May 29, 1997, Jack B. Chadsey resigned as President and Chief Executive Officer and as a Director of the Company to devote time to other business interests and James N. Hauslein, Chairman of the Board, was named Acting President and Chief Executive Officer. The Company estimates it will record a charge of approximately $0.01 per share during the second quarter of 1997 in connection with Mr. Chadsey's resignation.

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

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with unanticipated problems or legal liabilities and (iv) possible reduction of the Company's gross profit margin. In the fourth quarter of fiscal 1996, the Company halted expansion of EyeX, a prescription glasses and corrective lens store concept launched in October 1995.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPENDENCE ON KEY PERSONNEL. The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team and its ability to attract, hire, motivate and retain additional, qualified management personnel in the future. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 716 stores as of fiscal yearend 1992 to 2,054 specialty sunglass and 62 Watch Station locations as of the quarter ended May 3, 1997. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of the existing revolving credit facility in December 1998, the maturity of the $115 million Convertible Subordinated Notes in June 2003, operating lease commitments and continued store expansion. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (i) the greater of (a) the prime rate or (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios, or (ii) LIBOR plus a range from .625% to 1.75% depending on the levels of certain financial ratios.

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." Outstanding borrowings as of the end of first quarter, 1997, have been reduced from yearend 1996, however, primarily due to the Company's inventory reduction and rebalancing efforts during the quarter. As of May 3, 1997, borrowings under the credit facility totaled $34.6 million, and $1.7 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash provided by operating activities was $24.7 million for the first three months of fiscal 1997 compared to net cash used of $12.6 million for the same period in fiscal 1996. The difference between the Company's net income and operating cash flow in fiscal 1997 is primarily attributable to non-cash charges for depreciation and amortization, the reduction in inventory of $9.8 million and the increase in accounts payable of $6.6 million.

Net cash used in investing activities was $9.3 million for the first three months of fiscal 1997 compared to $7.4 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores.

Net cash used in financing activities was $15.9 million for the first three months of fiscal 1997 compared to net cash provided by financing activities of $20.5 million for the same period last year, primarily due to a net reduction in the amount outstanding under the revolving credit facility.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility, as amended, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 160 additional locations in fiscal 1997 and other working capital requirements through at least fiscal 1997.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 3, 1997 COMPARED TO QUARTER ENDED MAY 4, 1996

Net sales increased $15.4 million, or 12.6%, to $138.2 million during the quarter ended May 3, 1997 compared to $122.8 million for the same period of fiscal 1996. This increase reflects sales from new stores opened during the first quarter of fiscal 1997 (and fiscal 1996 to the extent not reflected in comparable store sales) of $22.6 million, partially offset by a decrease in comparable store sales of $7.2 million.

Gross profit decreased $934,000, or 1.8%, to $51.8 million during the quarter ended May 3, 1997 compared to $52.7 million for the same period of fiscal 1996. As a percentage of net sales, gross profit decreased 5.4% to 37.5% for the quarter ended May 3, 1997 from 42.9% for the quarter ended May 4, 1996. The decrease in gross profit is due to (1) negative expense leverage due to a decrease in comparable store sales, as well as higher occupancy costs related to the Company's new store expansion, including expansion into international markets, (2) markdowns and promotions to reduce inventory levels, and (3) the Company's expansion into international markets and the retail watch industry, both of which generate lower gross profits than the Company's traditional domestic sunglass business.

Operating expenses increased $8.1 million, or 24.1%, during the quarter ended May 3, 1997 compared to the same period of fiscal 1996. This increase is primarily due to operating expenses associated with the operations and management of new stores opened and acquired in fiscal 1997 and 1996. Operating expenses as a percentage of net sales were 30.1% in 1997 and 27.3% in 1996. The increase in operating expenses as a percentage of net sales during 1997 is mainly due to the negative impact of lower than expected comparable and new stores' sales.

Depreciation and leasehold amortization expense increased $1.4 million, or 26.8%, to $6.6 million during the quarter ended May 3, 1997 compared to $5.2 million for the same period of fiscal 1996, primarily due to new store growth.

Interest expense increased $1.1 million to $2.5 million for the quarter ended May 3, 1997, compared to $1.4 million for the same period last year due to an increased borrowings level to support new store operating and capital cash needs.

As a result of the foregoing, the Company reported net income of $.01 per share, or $292,000, during the quarter ended May 3, 1997 compared to net income of $.13 per share, or $7.2 million, for the same period of fiscal 1996.

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

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company, and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                10.11 Consulting and Management Services Agreement between Sunglass Hut International, Inc. and Hauslein & Company, Inc. dated February 24, 1997 (1)

                10.12 Stock Award Agreement between Sunglass Hut International, Inc. and Edward L. Grund dated April 1, 1997 (1)

                10.13 Restricted Stock Agreement between Sunglass Hut International, Inc. and Edward L. Grund dated April 1, 1997 (1)

                27         Financial Data Schedule

---------------
          (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 3, 1997.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGLASS HUT INTERNATIONAL, INC.


Date:  June 17, 1997         By:   /s/James N. Hauslein
                                   --------------------------------------------
                                   James N. Hauslein
                                   Chairman of the Board and
                                   Acting President and Chief Executive Officer
                                   (principal executive officer)

Date: June 17, 1997          By:   /s/Larry G. Petersen
                                   --------------------------------------------
                                   Larry G. Petersen
                                   Senior Vice President-Finance
                                   and Chief Financial Officer
                                   (principal financial officer)

Date: June 17, 1997          By:   /s/George L. Pita
                                   --------------------------------------------
                                   George L. Pita
                                   Vice President-Finance
                                   (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

10.11 Consulting and Management Services Agreement between Sunglass Hut International, Inc. and Hauslein
           & Company, Inc. dated February 24, 1997 (1)

10.12      Stock Award Agreement between Sunglass Hut
           International, Inc. and Edward L. Grund dated April
           1, 1997 (1)

10.13      Restricted Stock Agreement between Sunglass Hut
           International, Inc. and Edward L. Grund dated April
           1, 1997 (1)

27         Financial Data Schedule