Form 10-Q
period 1997-08-02
SUNGLASS HUT INTERNATIONAL INC
filed 1997-09-16
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 54,689,646 (as of September 16, 1997).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                                                           PAGE
                                                                           ----


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of August 2, 1997 (Unaudited)
       and February 1, 1997................................................  3

       Consolidated Statements of Income for the Thirteen Weeks Ended
       August 2, 1997 and August 3, 1996 (Unaudited).......................  4

       Consolidated Statements of Income for the Twenty-Six Weeks Ended
       August 2, 1997 and August 3, 1996 (Unaudited).......................  5

       Consolidated Statements of Cash Flows for the Twenty-Six Weeks
       Ended August 2, 1997 and August 3, 1996 (Unaudited).................  6

       Notes to Consolidated Financial Statements (Unaudited)..............  8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  9


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................  15

         Signatures.......................................................  16

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                                       AUGUST 2,                FEBRUARY 1,
                                                                                          1997                      1997
                                                                                   -------------------       -------------------
                                                                                      (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $   10,793                $    5,673
   Accounts receivable                                                                     5,072                     3,032
   Inventory                                                                             115,085                   145,194
   Prepaid rent                                                                            7,910                     7,706
   Other current assets                                                                   15,763                    13,324
                                                                                   -------------------       -------------------
                     Total current assets                                                154,623                   174,929

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $76,198 and $63,941                                               135,732                   135,930

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $28,651 and $27,587                     37,441                    38,849

OTHER ASSETS                                                                              15,843                    14,229
                                                                                   -------------------       -------------------
                     Total assets                                                     $  343,639                $  363,937
                                                                                   ===================       ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $   25,056                $   13,610
   Accrued payroll and related taxes                                                       6,900                     6,435
   Accrued rent                                                                            8,284                     6,759
   Accrued expenses                                                                       12,246                       966
   Accrued restructuring expenses                                                          7,522                    15,096
   Current portion of long-term debt                                                           -                       129
                                                                                                             -------------------
                                                                                   -------------------
                     Total current liabilities                                            60,008                    42,995

LONG-TERM DEBT, net of current portion and unamortized discount                          112,633                   163,150
                                                                                   -------------------       -------------------
                     Total liabilities                                                   172,641                   206,145
                                                                                   -------------------       -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                             -                         -
   Common stock                                                                              546                       544
   Additional paid-in capital                                                            164,716                   164,326
   Foreign currency translation adjustment                                                (1,950)                     (227)
   Retained earnings (accumulated deficit)                                                 7,686                    (6,851)
                                                                                   -------------------       -------------------
                     Total stockholders' equity                                          170,998                   157,792
                                                                                   ===================       ===================
                     Total liabilities and stockholders' equity                       $  343,639                $  363,937
                                                                                   ===================       ===================


                 See Notes to Consolidated Financial Statements.


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                   THIRTEEN WEEKS ENDED
                                                                          ----------------------------------------
                                                                             AUGUST 2,              AUGUST 3,
                                                                               1997                   1996
                                                                          ----------------      ------------------
Net sales                                                                    $  187,240            $   166,469
Cost of goods sold, occupancy and buying expenses                               105,836                 87,828
                                                                          ----------------      ------------------
                     Gross profit                                                81,404                 78,641

Selling, general and administrative expenses:
   Operating expenses                                                            47,557                 37,812
   Depreciation and leasehold amortization                                        6,772                  5,371
   Amortization of cost in excess of net assets of acquired businesses              595                    597
                                                                          ----------------      ------------------
                                                                                 54,924                 43,780
                                                                          ----------------      ------------------

                     Earnings before interest and income taxes                   26,480                 34,861
Interest expense                                                                  2,146                  1,530
                                                                          ----------------      ------------------

                     Earnings before income taxes                                24,334                 33,331
Provision for income taxes                                                       10,089                 13,323
                                                                          ----------------      ------------------

                     Net income                                              $   14,245            $    20,008
                                                                          ================      ==================
                     Net income per share                                    $     0.26            $      0.36
                                                                          ================      ==================

Weighted average shares outstanding                                              55,413                 55,747
                                                                          ================      ==================





                 See Notes to Consolidated Financial Statements.


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  TWENTY-SIX WEEKS ENDED
                                                                          ----------------------------------------
                                                                             AUGUST 2,              AUGUST 3,
                                                                               1997                   1996
                                                                          ----------------      ------------------
Net sales                                                                    $  325,489            $   289,291
Cost of goods sold, occupancy and buying expenses                               192,308                157,939
                                                                          ----------------      ------------------
                           Gross profit                                         133,181                131,352

Selling, general and administrative expenses:
   Operating expenses                                                            89,140                 71,333
   Depreciation and leasehold amortization                                       13,335                 10,548
   Amortization of cost in excess of net assets of acquired businesses            1,194                  1,118
                                                                          ----------------      ------------------
                                                                                103,669                 82,999
                                                                          ----------------      ------------------

                     Earnings before interest and income taxes                   29,512                 48,353
Interest expense                                                                  4,688                  2,992
                                                                          ----------------      ------------------

                     Earnings before income taxes                                24,824                 45,361
Provision for income taxes                                                       10,287                 18,195
                                                                          ----------------      ------------------

                     Net income                                              $   14,537            $    27,166
                                                                          ================      ==================
                     Net income per share                                    $     0.26            $      0.49
                                                                          ================      ==================

Weighted average shares outstanding                                              55,362                 55,755
                                                                          ================      ==================


                 See Notes to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                     -----------------------------------------
                                                                                        AUGUST 2,               AUGUST 3,
                                                                                           1997                   1996
                                                                                     -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    14,537           $     27,166
                                                                                     -----------------      ------------------
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities-
      Depreciation and amortization                                                          14,529                 11,666
      Compensation expense - stock grants                                                       341                      -
      Amortization of debt discount                                                             170                     35
   Changes  in assets and liabilities
            Changes in assets:
             Accounts receivable                                                             (2,040)                (2,839)
             Inventory                                                                       30,109                (41,370)
             Prepaid rent                                                                      (204)                  (887)
             Other current assets                                                            (2,439)                (9,902)
             Other assets                                                                    (3,270)                (1,512)
            Changes in liabilities:
             Accounts payable                                                                11,446                 (7,036)
             Accrued expenses                                                                 7,998                  9,583
                                                                                     -----------------      ------------------
                                                                                             56,640                (42,262)
                                                                                     -----------------      ------------------
            Net cash provided by (used in) operating activities                              71,177                (15,096)
                                                                                     -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (16,092)               (36,157)
   Acquisitions of businesses                                                                     -                   (567)
                                                                                     -----------------      ------------------
            Net cash used in investing activities                                           (16,092)               (36,724)
                                                                                     -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                       -                112,369
   Proceeds from borrowings under revolving credit facilities                                51,600                199,994
   Principal payments on revolving credit facilities                                       (102,100)              (260,700)
   Principal payments on long-term debt                                                        (316)                     -
   Payment of deferred financing costs                                                         (138)                  (110)
   Proceeds from exercise of stock options                                                       21                  1,632
                                                                                     -----------------      ------------------
            Net cash provided by (used in) financing activities                             (50,933)                53,185
                                                                                     -----------------      ------------------
   Effect of exchange rate changes on cash and cash equivalents                                 968                    117
                                                                                     -----------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     5,120                  1,482

CASH AND CASH EQUIVALENTS, beginning of period                                                5,673                  4,506
                                                                                     -----------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                                $    10,793           $      5,988
                                                                                     =================      ==================

                             Continued on Next Page

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                     -----------------------------------------
                                                                                        AUGUST 2,               AUGUST 3,
                                                                                           1997                   1996
                                                                                     -----------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                          $     4,481            $     2,451
                                                                                     =================      ==================
      Income taxes                                                                      $     2,487            $     9,659
                                                                                     =================      ==================

   Non-cash activities:
      Write-down of property and equipment against accrued restructuring
expenses                                                                                $     2,272            $         -
                                                                                     =================      ==================


                 See Notes to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 1, 1997 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended August 2, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

NOTE 2 - EARNINGS PER SHARE:

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the second quarter and first six months of 1997 and 1996, respectively, would not have been materially different than the earnings per share reported in the accompanying consolidated statements of income.

NOTE 3 - ACCRUED RESTRUCTURING EXPENSES:

During the second quarter of 1997, $1.9 million of the accrual for restructuring expenses was utilized for write-downs of property and equipment, lease exit, inventory restocking and handling, and severance costs related to corporate restructuring and store closings. Of the 120 store closures included in the restructuring plan, 70 stores have been closed as of the end of the second quarter, 1997. The Company intends to substantially complete the restructuring plan in 1997.

NOTE 4 - CEO SEPARATION ACCRUAL:

On May 29, 1997, the Company's former President and Chief Executive Officer resigned. The Company recorded a charge of $1.7 million, approximately $0.02 per share, during the second quarter of 1997 in connection with the former President and Chief Executive Officer's resignation.

NOTE 5 - CONTINGENCIES:

The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax returns for fiscal 1992 through 1994. While the audit has not yet been finalized, the IRS personnel conducting the examination have advised the Company of concerns related to the Company's income tax reporting of certain deductions. The Company believes its positions on these matters are supportable. While this matter is in the early stage of development, based on information available to the Company at this time, management believes that this issue will not have a material adverse impact on the Company; however, there can be no assurance as to the ultimate resolution of this matter.

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

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with unanticipated problems or legal liabilities, and (iv) possible reduction of the Company's gross profit margin. In the fourth quarter of fiscal 1996, the Company halted expansion of EyeX, a prescription glasses and corrective lens store concept launched in October 1995.

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

1996 RESTRUCTURING PLAN. The Company's 1996 restructuring plan includes the closure of approximately 120 marginal or unprofitable locations during the fourth quarter of 1996 and throughout fiscal year 1997. The Company's inability to implement planned closures on schedule could have an adverse effect on its gross profit margin and other operating results.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 716 stores as of fiscal yearend 1992 to 2,106 specialty sunglass and 69 Watch Station locations as of the quarter ended August 2, 1997. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions. The Company's long-term liquidity requirements relate principally to the maturity of the existing revolving credit facility in December 1998, the maturity of the $115 million Convertible Subordinated Notes in June 2003, operating lease commitments and continued store expansion. Effective July 31, the Company amended its existing revolving credit facility to decrease the maximum revolving credit amount from $75 million to $60 million and amend certain financial covenants. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (i) the greater of (a) the prime rate or (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios, or (ii) LIBOR plus a range from .625% to 1.75% depending on the levels of certain financial ratios.

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of August 2, 1997, borrowings under the credit facility were fully eliminated reflecting a reduction of $50.5 million since the beginning of the year, due to working capital improvements and seasonally strong second quarter cash flow. Approximately $1.7 million in letters of credit were outstanding which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash provided by operating activities was $71.2 million for the first six months of fiscal 1997 compared to net cash used of $15.1 million for the same period in fiscal 1996. The difference between the Company's net income and operating cash flow in fiscal 1997 is primarily attributable to the reduction in inventory of $30.1 million, the increase in accounts payable and accrued expenses of $19.4 million, and non-cash charges for depreciation and amortization.

Net cash used in investing activities was $16.1 million for the first six months of fiscal 1997 compared to $36.7 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores.

Net cash used in financing activities was $50.9 million for the first six months of fiscal 1997 compared to net cash provided by financing activities of $53.2 million for the same period last year. 1997 financing cash flows primarily reflect net repayment of the Company's revolving credit facility of $50.5 million during the first six months of the fiscal year.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 80 additional locations in fiscal 1997 and other working capital requirements through at least fiscal 1997.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 2, 1997 COMPARED TO QUARTER ENDED AUGUST 3, 1996

Net sales increased $20.8 million, or 12.5%, to $187.2 million during the quarter ended August 2, 1997 compared to $166.5 million for the same period of fiscal 1996. Approximately 90% of this increase was attributable to sales from new stores opened during the second quarter of fiscal 1997 (and fiscal 1996 to the extent not reflected in comparable store sales increases), while an increase in comparable store sales of 1.4% accounted for approximately 10% of this increase.

Gross profit increased $2.8 million, or 3.5%, to $81.4 million during the quarter ended August 2, 1997 compared to $78.6 million for the same period of fiscal 1996. As a percentage of net sales, gross profit decreased to 43.5% for the quarter ended August 2, 1997 from 47.2% for the quarter ended August 3, 1996. The decrease in gross profit is due to (1) higher occupancy costs related to the Company's new store expansion, including expansion into international markets, (2) markdowns and promotions to reduce and rebalance inventory levels, and (3) the Company's expansion into international markets and the retail watch industry, both of which generate lower gross profits than the Company's traditional domestic sunglass business.

Operating expenses increased $9.8 million, or 25.8%, during the quarter ended August 2, 1997 compared to the same period of fiscal 1996. The increase in operating expenses includes (1) a charge of $1.7 million recorded in connection with the resignation of the Company's former President and Chief Executive Officer and (2) approximately $2.0 million of costs incurred as part of the Company's increased marketing efforts during the quarter. The remaining increase in operating expenses as a percentage of net sales during 1997 is mainly due to the negative impact of lower than expected comparable and new store sales.

Depreciation and leasehold amortization expense increased $1.4 million, or 26.1%, to $6.7 million during the quarter ended August 2, 1997 compared to $5.4 million for the same period of fiscal 1996, primarily due to new store growth.

Interest expense increased $616,000 to $2.1 million for the quarter ended August 2, 1997, compared to $1.5 million for the same period last year due to an increased level of average borrowings to support new store operating and capital cash needs.

As a result of the foregoing, the Company reported net income of $0.26 per share, or $14.2 million, during the quarter ended August 2, 1997 compared to net income of $0.36 per share, or $20.0 million, for the same period of fiscal 1996.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

Net sales increased $36.2 million, or 12.5%, to $325.5 million during the first six months of fiscal 1997 compared to $289.3 million for the same period of fiscal 1996. The increase reflects sales from new stores opened and acquired during the first six months of fiscal 1997 (and fiscal 1996 to the extent not reflected in comparable store sales) of $38.0 million, partially offset by a decrease in comparable store sales of $1.8 million.

Gross profit increased $1.8 million, or 1.4%, to $133.2 million during the first six months of fiscal 1997 compared to $131.4 million for the same period of fiscal 1996. As a percentage of net sales, gross profit was 40.9% in 1997 and 45.4% in 1996. The decrease in gross profit margin is primarily due to (1) negative occupancy expense leverage due to a decrease in comparable store sales, as well as higher occupancy costs related to the Company's new store expansion, including expansion into international markets, (2) markdowns and promotions to reduce and rebalance inventory levels, and (3) the Company's expansion into international markets and the retail watch industry, both of which generate lower gross profits than the Company's traditional domestic sunglass business.

Operating expenses increased $17.8 million, or 25.0%, during the quarter ended August 2, 1997 compared to the same period of fiscal 1996. The increase in operating expenses includes(1) a charge of $1.7 million recorded in connection with the resignation of the Company's former President and Chief Executive Officer and (2) approximately $2.0 million of costs incurred as part of the Company's increased marketing efforts during the second quarter. The remaining increase in operating expenses as a percentage of net sales during 1997 is mainly due to the negative impact of lower than expected comparable and new store sales.

Depreciation and leasehold amortization expense increased approximately $2.8 million, or 26.4%, to $13.3 million during the first six months of fiscal 1997 compared to $10.5 million for the same period of fiscal 1996. This increase is primarily due to new store growth.

Interest expense increased $1.7 million to $4.7 million during the first six months of fiscal 1997 compared to $3.0 million for the same period of fiscal 1996, due to an increased level of average borrowings to support new store operating and capital cash needs.

As a result of the foregoing, the Company reported earnings of $0.26 per share, or $14.5 million, during the first six months of fiscal 1997 compared to $0.49 per share or $27.2 million for the same period of fiscal 1996.

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the calendar year-end holiday selling season).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores and concepts into the operations of the Company, and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can therefore significantly affect results of operations on a quarter-to-quarter basis.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      10.14 Separation Agreement and General Release between the Registrant and Jack B. Chadsey dated May 29, 1997.

      10.15 Amendment No. 5 to Amended and Restated Revolving Credit and Reimbursement Agreement, effective as of July 31, 1997, dated as of Septemer 12, 1997, among the Registrant, NationsBank, N.A. and the other lenders named therein.

      27       Financial Data Schedule

---------------
          (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended August 2, 1997.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNGLASS HUT INTERNATIONAL, INC.




Date:  September 16, 1997    By:   /s/James N. Hauslein
                                   --------------------------------------------
                                   James N. Hauslein
                                   Chairman of the Board and
                                   acting President and Chief Executive Officer
                                   (principal executive officer)



Date:  September 16, 1997    By:   /s/Larry G. Petersen
                                   --------------------------------------------
                                   Larry G. Petersen
                                   Senior Vice President-Finance
                                   and Chief Financial Officer
                                   (principal financial officer)




Date:  September 16, 1997    By:   /s/George L. Pita
                                   --------------------------------------------
                                   George L. Pita
                                   Vice President-Finance
                                   (principal accounting officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.14 Separation Agreement and General Release between the Registrant and Jack B. Chadsey dated May 29, 1997.

10.15 Amendment No. 5 to Amended and Restated Revolving Credit and Reimbursement Agreement, effective as of July 31, 1997, dated as of Septemer 12, 1997, among the Registrant, NationsBank, N.A. and the other lenders named therein.

27               Financial Data Schedule