Form 10-Q
period 1997-11-01
SUNGLASS HUT INTERNATIONAL INC
filed 1997-12-16
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21690

                        SUNGLASS HUT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                      65-0667471
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation or organization)                       Number)

         255 ALHAMBRA CIRCLE
         CORAL GABLES, FLORIDA                              33134
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (305) 461-6100
                                                     ----------------

--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 54,704,746 (as of December 9, 1997).


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION
ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of November 1, 1997 (Unaudited) and
       February 1, 1997.........................................................................................  3

       Consolidated Statements of Operations for the Thirteen Weeks Ended November 1, 1997
       and November 2, 1996 (Unaudited).........................................................................  4

       Consolidated Statements of Operations for the Thirty-Nine Weeks Ended November 1,
       1997 and November 2, 1996 Unaudited).....................................................................  5

       Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 1997 and November 2,
       1996 (Unaudited).........................................................................................  6

       Notes to Consolidated Financial Statements (Unaudited)...................................................  8

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................................... 10

                           PART II - OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K...............................................................  16
                Signatures.....................................................................................  17


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      November 1,               February 1,
                                                                                          1997                      1997
                                                                                   -------------------       -------------------
                                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $    2,936                $    5,673
   Accounts receivable                                                                     3,626                     3,032
   Inventory                                                                             124,653                   145,194
   Prepaid rent                                                                            8,161                     7,706
   Other current assets                                                                   15,256                    13,324
                                                                                   -------------------       -------------------
                     Total current assets                                                154,632                   174,929

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $80,219 and $63,941                                               136,444                   135,930

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $29,175 and $27,587                     35,510                    38,849

OTHER ASSETS                                                                              15,851                    14,229
                                                                                   -------------------       -------------------
                     Total assets                                                     $  342,437                $  363,937
                                                                                   ===================       ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $   32,613                $   13,610
   Accrued payroll and related taxes                                                       5,532                     6,435
   Accrued rent                                                                            9,266                     6,759
   Accrued expenses                                                                        6,440                       966
   Accrued restructuring expenses                                                          4,047                    15,096
   Current portion of long-term debt                                                       6,200                       129
                                                                                   -------------------       -------------------
                     Total current liabilities                                            64,098                    42,995

LONG-TERM DEBT, net of current portion and unamortized discount                          112,720                   163,150
                                                                                   -------------------       -------------------
                     Total liabilities                                                   176,818                   206,145
                                                                                   -------------------       -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                             -                         -
   Common stock                                                                              546                       544
   Additional paid-in capital                                                            164,840                   164,326
   Foreign currency translation adjustment                                                (2,353)                     (227)
   Retained earnings (accumulated deficit)                                                 2,586                    (6,851)
                                                                                   -------------------       -------------------
                     Total stockholders' equity                                          165,619                   157,792
                                                                                   -------------------       -------------------
                     Total liabilities and stockholders' equity                       $  342,437                $  363,937
                                                                                   ===================       ===================


                 See Notes to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Thirteen Weeks Ended
                                                                          ----------------------------------------
                                                                            November 1,            November 2,
                                                                               1997                   1996
                                                                          ----------------      ------------------
Net sales                                                                    $  124,089            $   112,866
Cost of goods sold, occupancy and buying expenses                                81,082                 72,087
                                                                          ----------------      ------------------
                     Gross profit                                                43,007                 40,779

Selling, general and administrative expenses:
   Operating expenses                                                            42,392                 36,766
   Depreciation and leasehold amortization                                        7,000                  6,000
   Amortization of cost in excess of net assets of acquired businesses              588                    601
                                                                          ----------------      ------------------
                                                                                 49,980                 43,367
                                                                          ----------------      ------------------

                     Loss before interest and income taxes                       (6,973)                (2,588)
Interest expense                                                                  1,746                  2,356
                                                                          ----------------      ------------------

                     Loss before income taxes                                    (8,719)                (4,944)
Benefit from income taxes                                                        (3,619)                (2,002)
                                                                          ----------------      ------------------

                     Net loss                                                $   (5,100)           $    (2,942)
                                                                          ================      ==================
                     Net loss per share                                      $    (0.09)           $     (0.05)
                                                                          ================      ==================

Weighted average shares outstanding                                               54,689                54,243
                                                                          ================      ==================


                 See Notes to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  Thirty-Nine Weeks Ended
                                                                          ----------------------------------------
                                                                            November 1,            November 2,
                                                                               1997                   1996
                                                                          ----------------      ------------------

Net sales                                                                    $  449,578            $   402,157
Cost of goods sold, occupancy and buying expenses                               273,390                230,026
                                                                          ----------------      ------------------
                           Gross profit                                         176,188                172,131

Selling, general and administrative expenses:
   Operating expenses                                                           131,532                108,099
   Depreciation and leasehold amortization                                       20,335                 16,548
   Amortization of cost in excess of net assets of acquired businesses            1,782                  1,719
                                                                          ----------------      ------------------
                                                                                153,649                126,366
                                                                          ----------------      ------------------

                     Earnings before interest and income taxes                   22,539                 45,765
Interest expense                                                                  6,434                  5,348
                                                                          ----------------      ------------------

                     Earnings before income taxes                                16,105                 40,417
Provision for income taxes                                                        6,668                 16,193
                                                                          ----------------      ------------------

                     Net income                                              $    9,437            $    24,224
                                                                          ================      ==================
                     Net income per share                                    $     0.17            $      0.44
                                                                          ================      ==================

Weighted average shares outstanding                                              55,158                 55,251
                                                                          ================      ==================



                 See Notes to Consolidated Financial Statements.



                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Thirty-Nine Weeks Ended
                                                                                     -----------------------------------------
                                                                                       November 1,             November 2,
                                                                                          1997                   1996
                                                                                     -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $     9,437           $     24,224
                                                                                     -----------------      ------------------
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities-
      Depreciation and amortization                                                          22,117                 18,267
      Compensation expense - stock grants                                                       465                      -
      Amortization of debt discount                                                             257                    117
   Changes in assets and liabilities
      Changes in assets:
        Accounts receivable                                                                    (594)                (1,154)
        Inventory                                                                            20,541                (71,290)
        Prepaid rent                                                                           (455)                (1,235)
        Other current assets                                                                 (1,932)                (5,862)
        Other assets                                                                         (3,147)                (3,730)
      Changes in liabilities:
        Accounts payable                                                                     19,003                 (4,185)
        Accrued expenses                                                                        640                  3,133
                                                                                     -----------------      ------------------
                                                                                             56,895                (65,939)
                                                                                     -----------------      ------------------
            Net cash provided by (used in) operating activities                              66,332                (41,715)
                                                                                     -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (24,292)               (49,815)
   Acquisitions of businesses                                                                     -                 (1,618)
                                                                                     -----------------      ------------------
            Net cash used in investing activities                                           (24,292)               (51,433)
                                                                                     -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                       -                112,625
   Proceeds from borrowings under revolving credit facilities                                68,900                259,994
   Principal payments on revolving credit facilities                                       (113,200)              (280,000)
   Principal payments on long-term debt                                                        (316)                  (594)
   Payment of deferred financing costs                                                         (240)                  (362)
   Proceeds from exercise of stock options                                                       21                  1,663
                                                                                     -----------------      ------------------
            Net cash provided by (used in) financing activities                             (44,835)                93,326
                                                                                                            ------------------
                                                                                     -----------------
   Effect of exchange rate changes on cash and cash equivalents                                  58                  1,229
                                                                                     -----------------      ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (2,737)                 1,407

CASH AND CASH EQUIVALENTS, beginning of period                                                5,673                  4,506
                                                                                     -----------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                                $     2,936           $      5,913
                                                                                     =================      ==================


                             Continued on Next Page


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Thirty-Nine Weeks Ended
                                                                                     -----------------------------------------
                                                                                       November 1,             November 2,
                                                                                           1997                   1996
                                                                                     -----------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                          $     4,563            $     3,011
                                                                                     =================      ==================
      Income taxes                                                                      $     6,451            $    13,146
                                                                                     =================      ==================

   Non-cash activities-
      Write-down of property and equipment against accrued restructuring
          expenses                                                                      $     3,824           $         -
      Write-down of other assets against accrued restructuring expenses                         757                     -
                                                                                     -----------------      ------------------

                                                                                        $     4,581            $        -
                                                                                     =================      ==================



                 See Notes to Consolidated Financial Statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended February 1, 1997 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended November 1, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

NOTE 2 - EARNINGS PER SHARE:

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the third quarter and first nine months of 1997 and 1996, respectively, would not have been materially different than the earnings per share reported in the accompanying consolidated statements of operations.

NOTE 3 - ACCRUED RESTRUCTURING EXPENSES:

During the third quarter of 1997, $3.5 million of the accrual for restructuring expenses was utilized for write-downs of property and equipment and other assets, lease exit, inventory restocking and handling, and severance costs related to corporate restructuring and store closings. Of the 120 store closures included in the restructuring plan, 106 stores have been closed as of the end of the third quarter, 1997. The Company intends to substantially complete the 1996 restructuring plan by the end of the first quarter of 1998.

NOTE 4 - CEO SEPARATION ACCRUAL:

On May 29, 1997, the Company's former President and Chief Executive Officer resigned. The Company recorded a charge of $1.7 million, approximately $0.02 per share, during the second quarter of 1997 in connection with the former President and Chief Executive Officer's resignation.

NOTE 5 - LONG TERM DEBT:

Effective October 30, 1997, the Company amended its existing credit facility decreasing the maximum credit amount from $60 to $40 million and amending certain financial covenants. The amended facility expires in June 1998.

NOTE 6 - CONTINGENCIES:

The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax returns for fiscal 1992 through 1994. While the audit has not yet been finalized, the IRS personnel conducting the examination have advised the Company of concerns related to the Company's income tax reporting of certain deductions. The Company believes its position on these matters is supportable. While this matter is in the early stage of development, based on information available to the Company at this time, management believes that this issue will not have a material adverse impact on the Company; however, there can be no assurance as to the ultimate resolution of this matter.

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

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with unanticipated problems or legal liabilities, and (iv) possible reduction of the Company's gross profit margin due to inherently lower gross profit margins in the watch industry (as compared to the sunglass industry), coupled with exposure to risk of inventory obsolescence and retail markdown. In the fourth quarter of fiscal 1996, the Company halted expansion of EyeX, a prescription glasses and corrective lens store concept launched in October 1995.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's expansion plans include both its "Sunscriptions" prescription sunglass program and an increasing percentage of non-traditional retail locations, including licensed departments, with respect to which the Company has substantially less experience. Moreover, the Company's international expansion subjects the Company to certain risks and limitations not associated with its current U.S. operations, including (i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to attract, hire and train local personnel, (iii) the Company's lack of experience with local business practices and retail environment, (iv) foreign currency losses, (v) the impact of foreign taxes, and (vi) foreign investment restrictions and limitations.

Although the Company has acquired competitors in the past and considers acquiring additional smaller chains of specialty sunglass or watch retailers on an ongoing basis, there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations will be successfully integrated. Moreover, the consolidation of the domestic specialty sunglass industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining independent companies.

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

The market for sunglasses is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically enjoyed favorable return privileges with its vendors, there can be no assurance that the Company will not be subject to greater limitations on returns in the future. In addition, the Company's efforts to develop branded sunglass products will increase the Company's exposure to risks of inventory obsolescence. Accordingly, in the event that a particular style of sunglass does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results.

1996 RESTRUCTURING PLAN. The Company's 1996 restructuring plan included the closure of approximately 120 marginal or unprofitable locations. Of the 120 store closures included in the restructuring plan, 106 stores have been closed as of the end of the third quarter, 1997. The Company intends to substantially complete the 1996 restructuring plan by the end of the first quarter of 1998. The Company's inability to implement planned closures on schedule could have an adverse effect on its gross profit margin and other operating results. In addition, the Company continually evaluates store profitability, and there can be no assurance that additional future store closings may not be required.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPENDENCE ON KEY PERSONNEL. The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team and its ability to attract, hire, motivate and retain additional, qualified management personnel in the future. The Company is currently recruiting several open senior management positions and has filled several senior management positions during fiscal 1997. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and net income. The Company has generally experienced lower net sales and net income in the first fiscal quarter of each year and lower net sales and net losses in the third quarter of each year. The Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including management's determination of the timing of new store openings and closings.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 716 stores as of fiscal yearend 1992 to 2,116 specialty sunglass and 74 Watch Station locations as of the quarter ended November 1, 1997. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements, new store additions, and the repayment or refinancing of the existing revolving credit facility due in June 1998. The Company's long-term liquidity requirements relate principally to the maturity of the $115 million Convertible Subordinated Notes in June 2003, operating lease commitments and continued store expansion. Effective October 30, 1997, the Company amended its existing revolving credit facility to decrease the maximum credit amount from $60 million to $40 million and amend certain financial covenants. The amended credit facility requires that borrowing levels be reduced to a maximum of $20 million for any selected 45-day period prior to the expiration of the facility in June 1998. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (i) the greater of (a) the prime rate or (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios, or (ii) LIBOR plus a range from .625% to 1.75% depending on the levels of certain financial ratios.

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of November 1, 1997, borrowings under the credit facility totaled $6.2 million. Approximately $3.0 million in letters of credit were outstanding which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash provided by operating activities was $66.3 million for the first nine months of fiscal 1997 compared to net cash used of $41.7 million for the same period in fiscal 1996. The difference between the Company's net income and operating cash flow in fiscal 1997 is primarily attributable to the reduction in inventory of $20.5 million, the increase in accounts payable and accrued expenses of $19.6 million, and non-cash charges for depreciation and amortization of $22.4 million.

Net cash used in investing activities was $24.3 million for the first nine months of fiscal 1997 compared to $51.4 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores.

Net cash used in financing activities was $44.8 million for the first nine months of fiscal 1997 compared to net cash provided by financing activities of $93.3 million for the same period last year. 1997 financing cash flows primarily reflect net repayment of the Company's revolving credit facility of $44.3 million during the first nine months of the fiscal year.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 30 additional locations in fiscal 1997 and other working capital requirements through at least fiscal 1997. The Company intends to replace the revolving credit facility upon expiration in June 1998; however, no commitments have been obtained for refinancing this facility, and there can be no assurance that terms of a replacement facility will be comparable to the existing facility.

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 1, 1997 COMPARED TO QUARTER ENDED NOVEMBER 2, 1996

Net sales increased $11.2 million, or 9.9%, to $124.1 million during the quarter ended November 1, 1997 compared to $112.9 million for the same period of fiscal 1996. Approximately 89% of this increase was attributable to sales from new stores opened during the third quarter of fiscal 1997 (and fiscal 1996 to the extent not reflected in comparable store sales increases), while an increase in comparable store sales of 1.1% accounted for approximately 11% of this increase.

Gross profit increased $2.2 million, or 5.5%, to $43.0 million during the quarter ended November 1, 1997 compared to $40.8 million for the same period of fiscal 1996. As a percentage of net sales, gross profit decreased to 34.7% for the quarter ended November 1, 1997 from 36.1% for the quarter ended November 2, 1996. The decrease in gross profit was primarily due to (1) higher occupancy costs related to the Company's new store expansion, (2) markdowns and promotions to reduce and rebalance inventory levels, and (3) the Company's expansion into international markets and the retail watch industry, both of which generate lower gross margins as a percentage of net sales than the Company's traditional domestic sunglass business.

Operating expenses increased $5.6 million, or 15.3%, during the quarter ended November 1, 1997 compared to the same period of fiscal 1996. This increase was primarily due to operating expenses associated with the operations and management of new stores opened in fiscal 1997 as well as increased marketing costs. Operating expenses as a percentage of net sales increased to 34.2% for the quarter ended November 1, 1997 from 32.6% for the quarter ended November 2, 1996 mainly due to the impact of higher marketing costs, coupled with the negative impact of lower than expected comparable and new store sales.

Depreciation and leasehold amortization expense increased $1.0 million, or 16.7%, to $7.0 million during the quarter ended November 1, 1997 compared to $6.0 million for the same period of fiscal 1996, primarily due to new store growth.

Interest expense decreased $610,000 to $1.7 million for the quarter ended November 1, 1997, compared to $2.4 million for the same period last year due to a decrease in the level of average borrowings.

As a result of the foregoing, the Company reported a net loss of $0.09 per share, or $5.1 million, during the quarter ended November 1, 1997 compared to a net loss of $0.05 per share, or $2.9 million, for the same period of fiscal 1996.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

Net sales increased $47.4 million, or 11.8%, to $449.6 million during the first nine months of fiscal 1997 compared to $402.2 million for the same period of fiscal 1996. The increase reflects sales from new stores opened and acquired during the first nine months of fiscal 1997 (and fiscal 1996 to the extent not reflected in comparable store sales) of $46.9 million, partially offset by a decrease in comparable store sales of $541,000.

Gross profit increased $4.1 million, or 2.4%, to $176.2 million during the first nine months of fiscal 1997 compared to $172.1 million for the same period of fiscal 1996. As a percentage of net sales, gross profit was 39.2% in 1997 and 42.8% in 1996. The decrease in gross profit margin was primarily due to (1) negative occupancy expense leverage due to a decrease in comparable store sales, as well as higher occupancy costs related to the Company's new store expansion,
(2) markdowns and promotions to reduce and rebalance inventory levels, and (3) the Company's expansion into international markets and the retail watch industry, both of which generate lower gross profits as a percentage of net sales than the Company's traditional domestic sunglass business.

Operating expenses increased $23.4 million, or 21.7%, during the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The increase in operating expenses includes (1) a charge of $1.7 million recorded in connection with the resignation of the Company's former President and Chief Executive Officer and (2) costs related to the Company's increased marketing efforts. The remaining increase in operating expenses as a percentage of net sales during 1997 was mainly due to the negative impact of lower than expected comparable and new store sales.

Depreciation and leasehold amortization expense increased approximately $3.8 million, or 22.9%, to $20.3 million during the first nine months of fiscal 1997 compared to $16.6 million for the same period of fiscal 1996. This increase is primarily due to new store growth.

Interest expense increased $1.1 million to $6.4 million during the first nine months of fiscal 1997 compared to $5.4 million for the same period of fiscal 1996, due to an increased level of average borrowings to support new store operating and capital cash needs.

As a result of the foregoing, the Company reported earnings of $0.17 per share, or $9.4 million, during the first nine months of fiscal 1997 compared to $0.44 per share or $24.2 million for the same period of fiscal 1996.

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the calendar year-end holiday selling season).

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                 10.16 Amendment No.6 to Amended and Restated Revolving Agreement, effective as of October 30, 1997, dated as of December 3, 1997, among the Registrant, Nations Bank, N.A., and other lenders named therein.

                 10.17  Stock Option Agreement between the Registrant and James
                        N. Hauslein

                 27     Financial Data Schedule

---------------
         (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended November 1, 1997.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGLASS HUT INTERNATIONAL, INC.

Date: December 16, 1997                 By:          /s/James N. Hauslein
                                                     ----------------------------------------------------------------
                                                     James N. Hauslein
                                                     Chairman of the Board and
                                                     acting President and Chief Executive Officer
                                                     (principal executive officer)

Date: December 16, 1997                 By:          /s/Larry G. Petersen
                                                     ----------------------------------------------------------------
                                                     Larry G. Petersen
                                                     Senior Vice President-Finance
                                                     and Chief Financial Officer
                                                     (principal financial officer)

Date: December 16, 1997                 By:          /s/George L. Pita
                                                     ----------------------------------------------------------------
                                                     George L. Pita
                                                     Vice President-Finance
                                                     (principal accounting officer)

                                 EXHIBIT INDEX


EXHIBIT    DESCRIPTION
-------    -----------

 10.16 Amendment No.6 to Amended and Restated Revolving agreement, effective as of October 30, 1997, dated as of December 3, 1997, among the Registrant, Nations Bank,
           N.A., and other lenders named therein.

 10.17     Stock Option Agreement between the Registrant and James
           N. Hauslein

 27        Financial Data Schedule