Form 10-K
period 1998-01-31
SUNGLASS HUT INTERNATIONAL INC
filed 1998-05-01
CIK 899240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ____________.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 24, 1998 was $530,533,406 based on a $9.91 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant. The number of shares outstanding of the Registrant's Common Stock on April 24, 1998 was 54,721,612 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders of the Company, definitive copies of which will be mailed on or before May 21, 1998.

================================================================================

                        SUNGLASS HUT INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  BUSINESS ...............................................            3

Item 2.  PROPERTIES .............................................            4

Item 3.  LEGAL PROCEEDINGS ......................................            5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....            5

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS ....................................            6

Item 6.  SELECTED FINANCIAL DATA ................................            7

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ....................            9

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ............................................           13

Item 8.  FINANCIAL STATEMENTS ...................................           14

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ....................           35

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT .........           35

Item 11. EXECUTIVE COMPENSATION .................................           35

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT .........................................           35

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........           35

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         ON FORM 8-K ............................................           35

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

         ABILITY TO IMPLEMENT 1997 RESTRUCTURING PLAN. The Company's 1997 restructuring plan includes the closure of approximately 250 marginal or unprofitable locations during fiscal 1998. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

         RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with the concept's higher dependence on holiday season sales and lower gross margin, and (iv) risks associated with unanticipated problems or legal liabilities. In the fourth quarter of fiscal 1996, the Company halted expansion of EyeX, a prescription glasses and corrective lens store concept launched in October 1995, and, in January 1998, the Company adopted a plan to discontinue its EyeX segment in fiscal 1998.

         There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's international expansion subjects the Company to certain risks and limitations not associated with its current U.S. operations, including (i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to hire and train local personnel, (iii) the Company's dependence on local business conditions and practices, (iv) foreign currency losses, (v) the impact of foreign taxes, and (vi) foreign investment restrictions and limitations. Moreover, the Company's international expansion may include entry into joint venture and/or franchise arrangements which may limit the Company's control of operations.

         Although the Company has acquired competitors in the past and considers acquiring additional smaller chains of specialty retailers on an ongoing basis, there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations will be successfully integrated. Moreover, the consolidation of the domestic specialty retail industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining independent companies.

         MERCHANDISING AND CONCENTRATION OF SUPPLIERS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. Moreover, there can be no assurance that the Company's plan to reduce vendor and total unit presentation will not limit the Company's ability to return and/or exchange slow-moving product, limit the Company's ability to take advantage of emerging fashion trends or otherwise negatively impact its future results of operations.

         The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically enjoyed favorable return privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future. In addition, the Company's efforts to develop exclusive brands of products will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results.

         In fiscal 1997, Bausch & Lomb (including Ray-Ban, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 21.0% and 16.9%, respectively, of the Company's total merchandise purchases.

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

         DEPENDENCE ON KEY PERSONNEL. The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

         SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results in each of the first and third fiscal quarters of each year, and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Watch Station.

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

ITEM 1.  BUSINESS

COMPANY PROFILE

         Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station, and it is currently anticipated that this concept will continue to expand in fiscal 1998. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 2,089 specialty sunglass and 77 Watch Station locations as of fiscal yearend 1997.

         During fiscal 1997, the Company opened 92 Sunglass Hut locations, 63 licensed departments and 27 Watch Station stores. The Company also (1) closed 105 locations as a part of its 1996 restructuring plan, (2) adopted a plan to discontinue its EyeX optical segment and (3) announced the future closing of approximately 250 additional locations as part of its 1997 restructuring plan.

         The following table shows the historical growth of the Company's locations at yearend:

                                                                                 FISCAL(1)
                                                     -----------------------------------------------------------------
          STORE LOCATION                                1997          1996          1995         1994          1993
          --------------                             -----------    ----------    ---------    ----------    ---------
          Sunglass Hut                                  1,876         1,881         1,686        1,202          872
          Licensed sunglass departments                   213           155            38            1            1
                                                     -----------    ----------    ---------    ----------    ---------
               Sunglass specialty subtotal              2,089         2,036         1,724        1,203          873
          Watch Station stores                             77            51            --           --           --
                                                     -----------------------------------------------------------------
               Total                                    2,166         2,087         1,724        1,203          873
                                                     =================================================================

-------------------
(1) Amounts exclude EyeX (the Company's discontinued optical segment) stores of 26, 28 and 2 at fiscal yearend 1997, 1996 and 1995, respectively.


         At January 31, 1998, the Company operated 1,501 stores and 169 licensed departments throughout the United States as well as 107 stores and 42 licensed departments in Canada, 126 stores in Australia, ten stores in New Zealand, six stores in Singapore and one store in Hong Kong, 104 locations (including 102 stores and two licensed departments) throughout ten countries in Europe, 12 stores in Puerto Rico, six stores in the U.S. Virgin Islands and five stores in other Caribbean locations for a total of 2,089 specialty sunglass locations. At yearend, the Company also operated 77 Watch Station stores (75 in the United States and two in Europe) and 26 EyeX stores.

         The Company believes that the flexibility of its specialty store formats and its attractive unit level economics provide it with access to a wide range of leasing opportunities which will facilitate its continued expansion. The Company is pursuing opportunities to continue to expand sunglass and watch specialty locations both domestically and internationally and plans to open approximately 60 - 80 domestic and 10 - 20 international Sunglass Hut locations in fiscal 1998. The Company also plans to open approximately 55 - 65 Watch Station stores in fiscal 1998.

RECENT DEVELOPMENTS

         During fiscal 1997, the Company's net income was negatively impacted by significant charges related to (1) the evaluation of the Company's asset base,
(2) management's related decision to focus the Company's merchandise assortment through a reduction of vendor and total unit presentation, (3) the impact of adoption of new accounting principles related to internal use software and (4) costs in connection with the resignation of the Company's former President and CEO.

         Results of operations for the second quarter of fiscal 1997 were negatively impacted by $1.7 million, or $0.02 per share, of costs recorded in connection with the resignation of the Company's former President and CEO.

         Results of operations for the fourth quarter of fiscal 1997 were negatively impacted by $102.6 million of costs ($75.8 million net of tax), or $1.39 per share, associated with the Company's evaluation of its asset base, the Company's related decision to focus the Company's merchandise assortment and reduce its vendor base, the adoption of new accounting principles, as well as a variety of other charges related to other responses to the current specialty sunglass environment. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for further information.)

         In January 1998, the Company appointed a new President and Chief Executive Officer, John X. Watson. Prior to this appointment, the Company's Chairman of the Board served as acting Chief Executive Officer. Also, the Company has reorganized its corporate structure to allocate additional resources to its international and Watch Station operations, and hired an Executive Vice President of Strategic Business Development and International, and an Executive Vice President and General Manager for Watch Station to support these initiatives. In addition, the Company filled a number of open management positions including the positions of Vice President of Inventory Management and Logistics, Vice President of Real Estate and Construction and Vice President of Management Information Systems.

         In March 1998, the Board of Directors authorized the repurchase of up to 7.5 million shares of Sunglass Hut's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options would be based on management's assessment of Sunglass Hut's capital structure and liquidity, the market price of Sunglass Hut's stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors. As of April 28, 1998, the Company had not made any repurchases of common shares under this program.

         During 1997, the Company substantially completed its 1996 restructuring plan, closing 82 North America and 23 international locations, in addition to the 23 locations closed in the fourth quarter of 1996. To complete the 1996 restructuring plan, the Company plans to close 10 additional Sunglass Hut stores in fiscal 1998.

COMPETITION

         The Company is the largest specialty retailer of sunglasses in the world. However, both the retail sunglass and watch businesses are highly competitive and the Company competes with many different types of retail stores. Since retail stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. Competitors in the over $30 sunglass market include chain and individual sunglass specialty stores, department stores, optical chains and sporting goods specialty stores. Catalog showrooms, warehouse clubs, discount stores, drug stores and other mass merchandisers that currently compete primarily in the under $30 segment of the retail sunglass industry also have a significant market share in the over $30 segment and could increase competitive pressure in this segment in the future. Competitors in the retail watch market include chain and individual watch specialty stores, department stores, catalog showrooms and jewelry stores. Certain of these competitors may have greater industry experience, financial and other resources than the Company. Management believes that the primary elements of competition in specialty stores are breadth, quality and in-stock availability of merchandise selection, price, level of customer service and convenience of store location, and that its specialty store concepts compete successfully on the basis of such factors.

EMPLOYEES

         At January 31, 1998, the Company employed 8,843 persons, of whom 3,788 were full-time employees and 5,055 were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs. None of the Company's domestic employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

SERVICEMARKS AND TRADEMARKS

         The names "Sunglass Hut International", "Watch Station" and "Sungear" are servicemarks registered in the United States Patent and Trademark Office. As of fiscal yearend 1997, the "Sunglass Hut International" servicemark and its logo were registered with approximately 34 legal jurisdictions worldwide. The Company has also taken active steps to register its "Watch Station", "SunGear", "Code" and "Torque" servicemarks on a worldwide basis. Management believes that these servicemarks are an integral element of the Company's marketing strategy. Although the Company has a number of other registered servicemarks, management does not believe that these are material to the Company's operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         The Company plans to selectively expand its specialty concepts into international markets. In 1997, the Company opened eight new stores in six European countries. In the Pacific Rim region, the Company opened 15 stores in Australia, six in Singapore and one in Hong Kong. See Note 14 of the Notes to Consolidated Financial Statements for additional information with respect to foreign and domestic operations.

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

         The Company leases its corporate headquarters in Coral Gables, Florida. The lease has a ten-year term (expiring in 2004) with options to expand to additional space. The Company has a five-year lease with two renewable options of five years each at the 92,000 square foot Atlanta distribution center.

         See Note 11 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's operating leases.

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

         In October 1997, two class action lawsuits were filed against the Company in the State of California in the Superior Court of California. The lawsuits allege, among other things, that the Company violated California wage, overtime and vacation pay laws. The Company is in the process of joining the two claims and working with lead counsel to investigate and respond to the charges. Although the ultimate outcome of this lawsuit cannot be predicted, management does not believe that the outcome will have a material adverse effect on the results of operations of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

         In fiscal 1995, the Internal Revenue Service ("IRS") began an examination of the Company's federal income tax returns for fiscal 1992 through 1994. While the audit has not yet been finalized, the IRS personnel conducting the examination have advised the Company of concerns related to the Company's income tax reporting of certain deductions. The Company believes its position on these deductions is supportable. While this matter is in the early stage of development, based on information available to the Company at this time, management believes that this issue will not have a material adverse effect on the results of operations of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

         There are no other significant legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol "RAYS." The following table sets forth, for the periods indicated, the high and low sale prices of shares of the common stock as reported on the NASDAQ National Market.

                                                                             HIGH                LOW
                                                                        ----------------    --------------
         Fiscal 1996:
              First Fiscal Quarter (February 4 to May 4)                $   36 15/16        $   25
              Second Fiscal Quarter (May 5 to August 3)                     30                  10 5/8
              Third Fiscal Quarter (August 4 to November 2)                 18 3/4               8 1/4
              Fourth Fiscal Quarter (November 3 to February 1)               8 7/8               5 1/2


                                                                             HIGH                LOW
         Fiscal 1997:                                                   ----------------    --------------
              First Fiscal Quarter (February 2 to May 3)                $     9             $     6
              Second Fiscal Quarter (May 4 to August 2)                       8 11/16             5
              Third Fiscal Quarter (August 3 to November 1)                   9 3/4               6 29/32
              Fourth Fiscal Quarter (November 2 to January 31)                8 1/4               5 7/8

         On April 24, 1998 the last reported sale price for the Company's common stock on the NASDAQ National Market was $9.94 per share. As of April 24, 1998 the Company had 300 stockholders of record (including brokerage firms and other nominees).

         The Company intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Future dividends, if any, will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's revolving credit facility prohibits the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of January 31, 1998 and February 1, 1997 and for each of fiscal 1997, 1996 and 1995 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of February 3, 1996, January 28, 1995, and January 29, 1994 and for the fiscal 1994 and 1993 periods are derived from audited financial statements not included in this Form 10-K. Amounts for fiscal 1997, 1996 and 1995 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.

                                                                                       FISCAL (1)
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                                               ------------------------------------------------------------
                                                                  1997          1996         1995        1994        1993
                                                               ----------   -----------   ---------    --------    --------
   INCOME STATEMENT DATA:
   Net sales                                                   $  573,840   $   522,297   $ 418,050    $289,985    $206,005
   Cost of goods sold, occupancy and buying expenses              366,774       312,694     235,163     162,631     115,314
                                                               ----------   -----------   ---------    --------    --------
      Gross profit                                                207,066       209,603     182,887     127,354      90,691
                                                               ----------   -----------   ---------    --------    --------
   Selling, general and administrative expenses:
      Operating expenses                                          188,174       150,148     113,973      82,515      63,176
      Depreciation and leasehold amortization                      27,107        23,291      16,598      11,832       8,660
      Amortization of cost in excess of net assets of
        acquired businesses                                         2,407         2,323       1,746       1,106         834
      Amortization of noncompete agreements                            --            --          --          --       5,000
      Management incentive compensation                                --            --          --          --         476
      Restructuring expenses and asset impairment charges          54,660        17,528          --          --          --
      Expenses related to acquisitions                                 --            --      10,100          --       1,485
                                                               ----------   -----------   ---------    --------    --------
                                                                  272,348       193,290     142,417      95,453      79,631
                                                               ----------   -----------   ---------    --------    --------
        Earnings (loss)  from continuing operations before
           interest, income taxes, extraordinary item and
           cumulative effect of accounting change                 (65,282)       16,313      40,470      31,901      11,060
   Interest expense                                                 8,364         7,969       3,292       2,670       2,926
                                                               ----------   -----------   ---------    --------    --------
        Earnings (loss) from continuing operations before income
           taxes, extraordinary item, and cumulative effect of
           accounting change                                      (73,646)        8,344      37,178      29,231       8,134
   Provision (benefit) for income taxes                           (15,312)        7,350      15,523      10,913       4,559
                                                               ----------   -----------   ---------    --------    --------
        Earnings (loss) from continuing operations before
          extraordinary item and cumulative effect of accounting
          change                                                  (58,334)          994      21,655      18,318       3,575
   Discontinued operations:
     Loss from discontinued operations net of tax benefits
        of $1.4 million in 1997, $824,000 in 1996 and
        $11,000 in 1995(2)                                         (1,813)       (1,219)        (18)         --          --
     Estimated loss from disposal of discontinued
        operations, net of income tax benefit of $5.2
        million(2)                                                 (8,089)           --          --          --          --
   Extraordinary charge on debt retirement, net of tax                 --            --          --          --      (1,573)
   Cumulative effect of change in accounting principle, net
      of income tax benefit of $851,000(3)                         (1,449)           --          --          --          --
                                                               ----------   -----------   ---------    --------    --------
        Net income (loss)                                         (69,685)         (225)     21,637      18,318       2,002
   Pro forma adjustment for income taxes (4)                           --            --        (775)     (1,007)       (541)
                                                               ----------   -----------   ---------    --------    --------
        Pro forma net income (loss)                               (69,685)         (225)     20,862      17,311       1,461
   Redeemable preferred stock dividends                                --            --          --          --        (472)
                                                               ----------   -----------   ---------    --------    --------
        Pro forma net income (loss) applicable to common
          stockholders                                         $  (69,685)  $      (225)  $  20,862    $ 17,311     $   989
                                                               ==========   ===========   =========    ========    ========

   Pro forma net income (loss) per share from continuing
   operations(5):
      Basic                                                    $    (1.07)  $      0.02   $    0.41    $   0.38     $  0.08
                                                               ==========   ===========   =========    ========    ========
      Diluted                                                   $   (1.07)  $      0.02   $    0.39    $   0.37     $  0.08
                                                               ==========   ===========   =========    ========    ========

   Weighted average shares outstanding:
      Basic                                                        54,670        54,213      52,796      48,321      41,241
                                                               ==========   ===========   =========    ========    ========
      Diluted                                                      54,670        55,088      54,188      49,646      43,671
                                                               ==========   ===========   =========    ========    ========


                                                                  1997          1996         1995        1994        1993
                                                               ----------   -----------   ---------    --------    --------
   SELECTED OPERATING DATA:
   Number of stores open at end of period
    (continuing operations)                                         2,166         2,087       1,724       1,203         873
   Comparable store net sales increase (6)                            0.0%          2.5%       10.3%       13.5%       10.6%

                                                                          AS OF
                                    -----------------------------------------------------------------------------------
                                     JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,       JANUARY 28,       JANUARY 29,
                                        1998             1997             1996              1995             1994
                                    -------------    -------------    -------------     -------------    --------------
         BALANCE SHEET DATA:
         Working capital             $   61,056       $   140,148     $   89,153          $   35,863      $   20,889
         Total assets                   300,373           362,513        266,197             153,614          98,695
         Total debt                     125,378           163,279         69,561              48,528          18,307
         Stockholders' equity            86,732           157,792        152,824              72,216          53,682

---------------------------
(1) In June 1995, the Company acquired Sunsations through the exchange of 7,411,764 shares of the Company's common stock for all of the outstanding common stock of Sunsations. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Sunsations for all periods prior to the acquisition. Prior to the acquisition, Sunsations used a calendar yearend. Accordingly, the selected financial data for fiscal 1995, 1994 and 1993 combine Sunsations' historical selected financial data on a calendar yearend basis with the Company's historical selected financial data on a fiscal yearend basis. As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' yearend was changed to conform to the Company's fiscal yearend.

(2) The Company adopted a plan to discontinue its EyeX segment in January 1998 (see Note 4 to the Consolidated Financial Statements for additional details).

(3) The Company adopted Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" in the fourth quarter of fiscal 1997 (see Note 3 to the Consolidated Financial Statements for additional details).

(4) The pro forma adjustment for income taxes reflects the additional tax provision that would have been recorded at the corporation level had Sunsations not been an S corporation during the respective periods.

(5) All prior period net income (loss) per share data has been restated to reflect the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for the year ended January 31, 1998.

(6) A store becomes comparable after it has been operated by the Company for more than 12 full months. In addition, all comparable store results reflect the operations of Sunsations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                                                                                            FISCAL
                                                                                         -------------------------------------------
                                                                                            1997             1996           1995
                                                                                         ------------     -----------    -----------
Net sales                                                                                   100.0%           100.0%         100.0%
Cost of goods sold, occupancy and buying expenses                                            63.9             59.9           56.3
                                                                                         ------------     -----------    -----------
   Gross profit                                                                              36.1             40.1           43.7
                                                                                         ------------     -----------    -----------
Selling, general and administrative expenses:
   Operating expenses                                                                        32.8             28.7           27.3
   Depreciation and leasehold amortization                                                    4.7              4.5            4.0
   Amortization of cost in excess of net assets of acquired businesses                        0.4              0.4            0.4
   Restructuring expenses and asset impairment charges                                        9.5              3.4            --
   Expenses related to acquisitions                                                           --               --             2.4
                                                                                         ------------     -----------    -----------
                                                                                             47.4             37.0           34.1
                                                                                         ------------     -----------    -----------
     Earnings (loss) from continuing operations before interest, income taxes and
        cumulative effect of accounting change                                              (11.3)             3.1            9.6
Interest expense                                                                              1.5              1.5            0.8
                                                                                         ------------     -----------    -----------
     Earnings (loss) from continuing operations before income taxes and cumulative effect   (12.8)             1.6            8.8
        of accounting change
Provision (benefit) for income taxes                                                         (2.7)             1.4            3.6
                                                                                         ------------     -----------    -----------
     Earnings (loss) from continuing operations before cumulative effect of accounting
        change                                                                              (10.1)             0.2            5.2
Discontinued operations:
   Loss from discontinued operations, net of income tax benefits                             (0.3)            (0.2)           --
   Estimated loss from disposal of discontinued operations, net of income tax benefit        (1.4)            --              --
Cumulative effect of change in accounting principle, net of income tax benefit               (0.3)            --              --
                                                                                         ------------     -----------    -----------
     Net income (loss)                                                                      (12.1)            --              5.2
Pro forma adjustment for income taxes                                                         --              --             (0.2)
                                                                                         ============     ===========    ===========
     Pro forma net income (loss)                                                            (12.1)%           --              5.0%
                                                                                         ============     ===========    ===========

         Amounts for 1997, 1996 and 1995 have been reclassified from amounts originally reported to segregate the effects of EyeX, the Company's optical segment, which was recorded as a discontinued operation in fiscal 1997, from continuing operations.

OVERVIEW

         During fiscal 1997, the Company's operations continued to be negatively affected by a slowdown in comparable store sales, and certain international and licensed department operations continued to perform below expectations. In response to these performance levels, management performed an assessment of the Company's asset base, and determined (1) that approximately 250 marginal or unprofitable locations should be closed, (2) asset impairments should be recognized with respect to certain international and licensed department locations, certain store locations and other fixed assets, (3) merchandise assortments should be focused and the Company's vendor base should be reduced, and (4) the Company's EyeX segment should be discontinued.

         The evaluation of the Company's asset base, the related decision to reduce vendor and total unit presentation, the adoption of two new accounting principles and other responses to the current sunglass specialty environment resulted in $102.6 million of costs ($75.8 million net of tax), or $1.39 per share, during the fourth quarter of fiscal 1997 as follows: (1) $31.1 million of long-lived and intangible asset impairments recognized in the Company's international operations, licensed department operations, selected store locations, as well as certain other fixed assets, (2) $23.5 million of costs (write-off of fixed assets, lease exit and other incremental exit costs) related to the elimination of approximately 250 marginal or unprofitable sites through closure, (3) $13.3 million of costs associated with the discontinuation and disposal of the Company's EyeX optical segment, (4) $13.0 million of inventory disposition costs in connection with the Company's decision to improve merchandise clarity and focus through the reduction of its vendor and total unit presentation, (5) $4.6 million of costs related to the impact of the adoption of new accounting principles during fiscal 1997 related to internal use software, including the cumulative effect of a change in accounting principle related to costs incurred in connection with the Company's information technology transformation projects, and (6) $17.1 million of other costs and expenses attributable to, among other things, efforts to restructure the Company's organizational infrastructure (including management retention and severance costs associated with the reorganization of international operations and other items). The net cash impact of these actions in 1998 is expected to be positive, as cash restructuring costs will likely be more than offset by income tax savings and inventory reduction associated with store closings. Also, it is estimated that annual pre-tax earnings could improve by up to $10 million once these restructuring actions are fully completed by fiscal 1999, although no assurance can be given in this regard.

     The fiscal 1997 charges discussed above are reflected in the accompanying consolidated statement of operations as follows:

                                                                                                Fiscal 1997
                                                                                           ----------------------
                                                                                              (IN THOUSANDS)

             Inventory disposition costs (reflected in cost of goods sold, occupancy
             and buying expenses)                                                          $        13,015

             Costs attributable to restructuring of organizational infrastructure:
                  Reflected in cost of goods sold, occupancy and buying expenses                     2,620
                  Reflected in operating expenses                                                   14,456
                                                                                           ----------------------
                                                                                                    17,076
                                                                                           ----------------------

             Restructuring expenses and asset impairment charges:
                  Impairment of long-lived and intangible assets                                    31,125
                  Restructuring costs                                                               23,535
                                                                                           ----------------------
                                                                                                    54,660

             Discontinuation of EyeX segment ($8,089 net of tax)                                    13,260

             Costs related to the impact of adoption of new accounting principles:
                Costs attributable to adoption of new accounting principle for
                   internal use software (reflected in Operating expenses)                           2,314
                Cumulative effect of change in accounting principle for costs incurred in information technology transformation projects
                   ($1,449 net of tax)                                                               2,300
                                                                                           ----------------------
                                                                                                     4,614
                                                                                           ----------------------

                                        Total charges                                      $       102,625
                                                                                           ======================

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales increased $51.5 million, or 9.9%, to $573.8 million in fiscal 1997 from $522.3 million in fiscal 1996. Comparable store sales for fiscal 1997 were flat. Management attributes this weakness to a variety of factors including a lack of successful industry marketing initiatives.

         Gross profit decreased $2.5 million, or 1.2%, to $207.1 million in fiscal 1997 from $209.6 million in fiscal 1996. As a percentage of net sales, gross profit decreased by 4.0% to 36.1% in fiscal 1997 from 40.1% in fiscal 1996. The 4.0% decrease in gross profit margin was primarily due to (1) the fourth quarter charges for (a) the vendor and unit discontinuation of $13.0 million to reflect discontinued merchandise at its realizable value upon disposal and other related disposal costs and (b) an additional $2.6 million of other costs, (2) markdowns and promotions as part of the Company's 1997 initiative to reduce and rebalance inventory levels, (3) reduced manufacturers' rebates and other vendor support, and (4) negative occupancy expense leverage due to flat comparable store sales, as well as higher occupancy costs in international markets.

         Operating expenses increased $38.0 million, or 25.3%, in fiscal 1997, primarily due to fourth quarter charges of $16.8 million and costs associated with the operations and management of new stores opened in fiscal 1997 and fiscal 1996. As a percentage of net sales, operating expenses increased 4.1% to 32.8% in fiscal 1997 from 28.7% in fiscal 1996, primarily due to fourth quarter charges of $16.8 million, a charge of $1.7 million in connection with the resignation of the Company's former President and Chief Executive Officer, and higher marketing costs, coupled with the negative expense leverage impact of flat comparable store sales.

         Depreciation and leasehold amortization expense increased $3.8 million, or 16.4%, in fiscal 1997, primarily due to new store growth during fiscal 1997 and 1996.

         Amortization of cost in excess of net assets of acquired businesses increased by $84,000, or 3.6%, in fiscal 1997.

         Restructuring expenses and asset impairment charges of $54.6 million consist of $31.1 million non-cash asset impairment charges and $23.5 million of restructuring expenses related to the closing of 250 marginal or unprofitable locations. Restructuring expenses consist of $12.9 million of non-cash fixed and other asset write-downs and $10.6 million for lease exit and other incremental cash exit costs (see "Overview" for additional details).

         Interest expense increased $395,000, or 5.0%, in fiscal 1997 due to an increase in average outstanding borrowings, primarily to support new store operating and capital cash needs.

         The Company's effective tax rate for fiscal 1997 and fiscal 1996 was 20.8% and 88.1%, respectively. The variation in the effective rate from the statutory rate for the tax benefit in fiscal 1997 and the tax provision in 1996 is primarily due to the recording of a valuation allowance for certain international deferred tax assets.

         As a result of the foregoing, the Company had a net loss from continuing operations before cumulative effect of accounting change of $58.3 million in fiscal 1997 compared to net income from continuing operations of $994,000 in fiscal 1996.

         The net loss from discontinued operations reflects the operating losses of EyeX, the Company's optical segment, net of taxes.

         The estimated loss from disposal of discontinued operations of $8.1 million, net of taxes, reflects the estimated loss to dispose of EyeX, including costs to dispose of inventory and store locations, and the estimated remaining operating losses through closure.

         The Company reported a net loss of $69.7 million in 1997 compared to a net loss of $225,000 in 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

         Amounts for 1996 and 1995 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.

         Net sales increased $104.2 million, or 24.9%, to $522.3 million in fiscal 1996 from $418.1 million in fiscal 1995, of which $94.0 million, or 90.2%, was primarily attributable to sales from new stores opened in fiscal 1996 (and fiscal 1995 to the extent not reflected in comparable store sales increases), and $10.2 million or 9.8% was attributable to an increase in comparable store sales. Comparable store sales increased 2.5% in fiscal 1996 from fiscal 1995. Throughout fiscal 1996, sales performance in both comparable and new stores progressively weakened. Management attributes this weakness to a variety of factors, including unfavorable weather conditions (as compared to the prior year), lack of timely new product introductions and increased turnover of store level associates (particularly as a result of acquisitions completed in fiscal 1995).

         Gross profit increased $26.7 million, or 14.6%, to $209.6 million in fiscal 1996 from $182.9 million in fiscal 1995, primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased by 3.6% to 40.1% in fiscal 1996 from 43.7% in fiscal 1995. The 3.6% decrease in gross profit margin was primarily due to (1) higher occupancy costs related to the Company's new store expansion, including expansion into international markets, and (2) higher inventory shrinkage and changes in manufacturers' return policies which resulted in defective product write-offs.

         Operating expenses increased $36.2 million, or 31.7%, in fiscal 1996, primarily due to costs associated with the operations and management of new stores opened in fiscal 1996 and fiscal 1995. As a percentage of net sales, operating expenses increased 1.4% to 28.7% in fiscal 1996 from 27.3% in fiscal 1995, primarily due to (1) fourth quarter charges of $1.1 million associated with efforts to establish an organizational infrastructure to support the Company's 1997 strategic initiatives and (2) the negative impact of slower sales growth on the Company's fixed expenses.

         Depreciation and leasehold amortization expense increased $6.7 million, or 40.3%, in fiscal 1996, primarily due to new store growth during fiscal 1996 and 1995.

         Amortization of cost in excess of net assets of acquired businesses increased by $577,000, or 33.0%, in fiscal 1996.

         Restructuring expenses consist of $17.5 million of nonrecurring costs and expenses incurred in connection with the planned store closures of approximately 120 stores. The $17.5 million pre-tax charge includes non-cash charges related to store closures, consisting of expenses related to the write-down of fixed and other assets of $8.9 million and other non-cash expenses of $700,000. Cash expenditures included in the pre-tax restructuring charge include lease exit, inventory restocking and handling, and severance costs of $7.9 million. The planned closures and conversions were substantially completed during 1997.

         Interest expense increased $4.7 million, or 142%, in fiscal 1996 due to an increase in average outstanding borrowings, primarily to support inventory growth, and new store operating and capital cash needs.

         The Company's effective tax rate for fiscal 1996 and fiscal 1995 was 88.1% and 41.8%, respectively. The increase in the tax rate for fiscal 1996 is primarily due to an increase in the valuation allowance for foreign net operating loss carryforwards.

         As a result of the foregoing, the Company had net income from continuing operations of $994,000 in fiscal 1996 compared to $21.7 million in fiscal 1995. Results in fiscal 1996 include operating earnings from domestic operations, operating losses from international operations (see Note 14 of Notes to Consolidated Financial Statements for additional information regarding segment performance), interest costs related to indebtedness, and restructuring and strategic initiative costs.

         The net loss from discontinued operations segregates the operating losses of EyeX, the Company's optical segment.

         The Company reported a total net loss of $225,000 in fiscal 1996 compared to pro forma net income of $20.9 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital to support its inventory requirements and new store additions, and cash needs for its 1997 restructuring plan, as well as for the potential repurchase of stock, as authorized by the Company's Board of Directors in March 1998. The Company's long-term liquidity requirements relate principally to the maturity of the new revolving credit facility in April 2001, the maturity of the $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into an $80 million revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit agreement. BankBoston's commitment to fund revolving credit borrowings will reduce to $65 million effective February 1, 1999. The credit facility includes up to $10.0 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 1.50%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (subject to minimum remaining borrowing availability of $10 million).

         Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." At January 31, 1998, the Company had outstanding borrowings under its former credit facility of $12.4 million and $2.2 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

         Net cash provided by operating activities was $66.6 million during fiscal 1997 compared to net cash used of $18.2 million in fiscal 1996. The difference between the Company's net loss and operating cash flow in fiscal 1997 is primarily attributable to the reduction in inventory of $41.8 million (including a provision of $13.0 million to reduce discontinued merchandise to its net realizable value as a result of management's decision to focus the Company's merchandise assortment), the increase in accounts payable and accrued expenses of $35.3 million, depreciation and amortization of $29.5 million, and the provision for restructuring expenses and asset impairment charges of $54.6 million, offset by an increase in other current assets for tax refunds receivable of $13.4 million.

         Net cash used in investing activities was $31.1 million during fiscal 1997 compared to $76.2 million during fiscal 1996. The fiscal 1997 and 1996 cash flows reflect capital expenditures for new stores as well as expenditures for renovation of existing stores. The decrease in 1997 capital expenditures is due to a lower number of new store openings.

         Net cash used in financing activities was $38.7 million for fiscal 1997 compared to net cash provided by financing activities of $94.5 million for fiscal 1996. Financing cash flows for 1997 primarily reflect net repayment of the Company's revolving credit facility of $38.1 million, primarily due to the net reduction in inventory.

         At January 31, 1998, the Company's commitments for capital expenditures totaled $1.5 million and related primarily to capital costs for new store construction and existing store renovations. Management believes that net cash provided by operations together with borrowing availability under the Company's new credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 125 to 165 Sunglass Hut and Watch Station locations in fiscal 1998, potential stock repurchases under the Company's common stock repurchase program, planned cash expenditures associated with the Company's restructuring plan and other working capital requirements through at least fiscal 1998.

SEASONALITY AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the yearend holiday selling season).

         The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can affect results of operations on a quarter-to-quarter basis. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding quarterly financial data.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that costs incurred during the organization, pre-opening and start-up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The Company is required to adopt the SOP prior to or in the first quarter of fiscal 1999, and, upon adoption, expense all remaining capitalized start-up costs as a cumulative effect of change in accounting principle. The Company is in the process of reviewing its capitalization policies and determining the impact of adoption of SOP 98-5 on its financial position and results of operations.

YEAR 2000 COMPLIANCE

         The Company has substantially completed an assessment of its present management information systems' ability to recognize and process data containing dates beyond December 31, 1999. A portion of the Company's needs are being addressed with the implementation of new software for the human resources function (which was put in service in May 1997), and new financial software which is expected to be in service in the first quarter of 1998. The Company's 1998 capital plan includes upgrades and modifications to its remaining major system - for merchandising and inventory management - that will address Year 2000 compliance of this system. The Company has communicated with its vendors and other major suppliers, and is in the process of performing testing for changes made to address Year 2000 compliance.

         The Company plans to use both internal and external resources to complete Year 2000 reprogramming, software replacement and testing. Preliminary plans anticipate completion of the implementation of the systems discussed above and other remedial work by the first quarter of 1999. The total remaining cost of the remedial work is estimated to be immaterial.

         The costs of the projects and the date on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel and the ability to identify and correct all relevant computer codes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On a limited basis, the Company selectively uses foreign currency swap agreements to hedge the effect of changes in currency exchange rates on certain short-term intercompany transactions. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial position, results of operations or cash flows in fiscal 1997, 1996 or 1995. See Note 1 to the Consolidated Financial Statements for further information.

                                                                            PAGE
ITEM 8. FINANCIAL STATEMENTS                                                ----
Report of Independent Certified Public Accountants ..............            15

Consolidated Balance Sheets .....................................            16

Consolidated Statements of Operations ...........................            17

Consolidated Statements of Stockholders' Equity .................            18

Consolidated Statements of Cash Flows ...........................            19

Notes to Consolidated Financial Statements ......................            21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sunglass Hut International, Inc.:

         We have audited the accompanying consolidated balance sheets of Sunglass Hut International, Inc. (a Florida corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunglass Hut International, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13 and American Institute of Certified Public Accountants Statement of Position No. 98-1 in the fourth quarter of fiscal 1997.

ARTHUR ANDERSEN LLP

Miami, Florida,
March 11, 1998 (except for the refinancing of debt discussed in the third paragraph of Note 10, as to which the date is April 28, 1998).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            FISCAL
                                                                              -----------------------------------
                                                                                   1997                1996
                                                                              ----------------    ---------------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    3,372          $    5,589
   Accounts receivable                                                              3,612               2,961
   Inventory                                                                      101,965             142,706
   Prepaid rent                                                                     7,707               7,412
   Other current assets                                                            42,777              12,710
   Net assets of discontinued operations                                            2,461              10,341
                                                                              ----------------    ---------------
         Total current assets                                                     161,894             181,719

PROPERTY AND EQUIPMENT, net                                                       101,069             128,415
COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, net                           25,083              38,800
OTHER ASSETS                                                                       12,327              13,579
                                                                              ----------------    ---------------
         Total assets                                                           $ 300,373            $362,513
                                                                              ================    ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $   18,079           $  12,126
   Accrued expenses                                                                44,395              14,220
   Accrued restructuring expenses                                                  25,789              15,096
   Current portion of long-term debt                                               12,575                 129
                                                                              ----------------    ---------------
         Total current liabilities                                                100,838              41,571
LONG-TERM DEBT, net of current portion                                            112,803             163,150
                                                                              ----------------    ---------------
         Total liabilities                                                        213,641             204,721
                                                                              ----------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                     --                  --
   Common stock                                                                       547                 544
   Additional paid-in capital                                                     166,008             164,326
   Accumulated deficit                                                            (76,536)             (6,851)
   Accumulated other comprehensive income                                          (3,287)               (227)
                                                                              ----------------    ---------------
         Total stockholders' equity                                                86,732             157,792
                                                                              ----------------    ---------------
         Total liabilities and stockholders' equity                              $300,373            $362,513
                                                                              ================    ===============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   FISCAL
                                                                               ------------------------------------------------
                                                                                    1997             1996              1995
                                                                               --------------   --------------    -------------
     Net sales                                                                 $      573,840   $      522,297     $    418,050
     Cost of goods sold, occupancy and buying expenses                                366,774          312,694          235,163
                                                                               --------------   --------------    -------------
        Gross profit                                                                  207,066          209,603          182,887
                                                                               --------------   --------------    -------------
     Selling, general and administrative expenses:
        Operating expenses                                                            188,174          150,148          113,973
        Depreciation and leasehold amortization                                        27,107           23,291           16,598
        Amortization of cost in excess of net assets of acquired businesses             2,407            2,323            1,746
        Restructuring expenses and asset impairment charges                            54,660           17,528               --
        Expenses related to acquisitions                                                   --               --           10,100
                                                                               --------------   --------------    -------------
                                                                                      272,348          193,290          142,417
                                                                               --------------   --------------    -------------
              Earnings (loss) from continuing operations before interest,
                income taxes and cumulative effect of accounting change               (65,282)          16,313           40,470
     Interest expense                                                                   8,364            7,969            3,292
                                                                               --------------   --------------    -------------
              Earnings (loss) from continuing operations before income
                taxes and cumulative effect of accounting change                      (73,646)           8,344           37,178
     Provision (benefit) for income taxes                                             (15,312)           7,350           15,523
                                                                               --------------   --------------    -------------
              Earnings (loss) from continuing operations before cumulative
                effect of accounting change                                           (58,334)             994           21,655
                                                                               --------------   --------------    -------------
     Discontinued operations:
       Loss from discontinued operations, net of income tax benefits
         of $1.4 million in 1997, $824,000 in 1996 and $11,000 in 1995                 (1,813)          (1,219)             (18)
       Estimated loss from disposal of discontinued operations, net
         of income tax benefit of $5.2 million                                         (8,089)              --               --
                                                                               --------------   --------------    -------------
                                                                                       (9,902)          (1,219)             (18)
                                                                               --------------   --------------    -------------
     Cumulative effect of change in accounting principle, net of income tax
       benefit of $851,000                                                             (1,449)              --               --
                                                                               --------------   --------------    -------------
              Net income (loss)                                                       (69,685)            (225)          21,637
     Pro forma adjustment for income taxes                                                 --               --             (775)
                                                                               --------------   --------------    -------------
              Pro forma net income (loss)                                      $      (69,685)  $         (225)   $      20,862
                                                                               ==============   ==============    =============
     Pro forma net income (loss) per share:
       Basic--
              From continuing operations                                       $        (1.07)  $         0.02    $        0.41
              From discontinued operations                                              (0.18)           (0.02)              --
              Cumulative effect of change in accounting principle                       (0.02)              --               --
              Pro forma adjustment for income taxes                                        --               --            (0.01)
                                                                               --------------   --------------    -------------
                       Net income (loss)                                       $        (1.27)  $           --    $        0.40
                                                                               ==============   ==============    =============
       Diluted--
              From continuing operations                                       $        (1.07)  $         0.02    $        0.39
              From discontinued operations                                              (0.18)           (0.02)              --
              Cumulative effect of change in accounting principle                       (0.02)              --               --
              Pro forma adjustment for income taxes                                        --               --            (0.01)
                                                                               --------------   --------------    -------------
                       Net income (loss)                                       $        (1.27)  $           --    $        0.38
                                                                               ==============   ==============    =============
     Weighted average shares outstanding:
       Basic                                                                           54,670           54,213           52,796
                                                                               --------------   --------------    -------------
       Diluted                                                                         54,670           55,088           54,188
                                                                               ==============   ==============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK                      COMPREHENSIVE INCOME
                                       -------------------------              ------------------------
                                                                                            ACCUMULATED
                                                                   ADDITIONAL                 OTHER                   COMPREHENSIVE
                                        NUMBER OF                   PAID-IN    ACCUMULATED  COMPREHENSIVE                INCOME
                                          SHARES       AMOUNT       CAPITAL      DEFICIT      INCOME          TOTAL   FOR THE PERIOD
                                       -------------  ----------  -----------  ----------   -------------  ---------- --------------

BALANCE, FISCAL 1994                      48,473,736  $      485  $    97,155  $  (25,248)  $       (176) $   72,216  $         --
Public offering of common stock, net       4,195,500          42       53,858          --             --      53,900            --
Exercise of stock options, including
   tax benefit                             1,005,598          10        8,075          --             --       8,085            --
Pooling of interests with an
   acquired entity                           152,032           1           --        (144)            --        (143)         (144)
Net income for fiscal 1995                        --          --           --      21,637             --      21,637        21,637
Distributions to stockholders by
pooled company                                    --          --           --      (1,226)            --      (1,226)           --
Adjustment for change in fiscal
yearend of pooled company                         --          --           --      (1,321)            --      (1,321)       (1,321)
Foreign currency translation
adjustment                                        --          --           --          --           (324)       (324)         (324)
                                                                                                                      ------------
       Total comprehensive income                 --          --           --          --             --          --  $     19,848
                                       -------------  ----------  -----------  ----------  -------------  ----------  ============
BALANCE, FISCAL 1995                      53,826,866         538      159,088      (6,302)          (500)    152,824  $         --
Exercise of stock options, including
   tax benefit                               556,494           5        5,238          --             --       5,243            --
Pooling of interests with acquired
   entities                                   65,186           1           --        (324)            --        (323)         (324)
Net loss for fiscal 1996                          --          --           --        (225)            --        (225)         (225)
Foreign currency translation
    adjustment                                    --          --           --          --            273         273           273
                                                                                                                      ------------
       Total comprehensive loss                   --          --           --          --             --          --  $       (276)
                                       -------------  ----------  -----------  ----------  -------------  ----------  ============
BALANCE, FISCAL 1996                      54,448,546         544      164,326      (6,851)          (227)    157,792            --
Stock and restricted stock awards            225,000           2        1,573          --             --       1,575            --
Exercise of stock options, including
   tax benefit                                31,100           1          109          --             --         110            --
Net loss for fiscal 1997                          --          --           --     (69,685)            --     (69,685)      (69,685)
 Foreign currency translation
  adjustment                                      --          --           --          --         (3,060)     (3,060)       (3,060)
                                                                                                                      ------------
       Total comprehensive loss                   --          --           --          --             --          --  $    (72,745)
                                       -------------  ----------  -----------  ----------  -------------  ----------  ============

BALANCE, FISCAL 1997                      54,704,646  $      547  $   166,008  $  (76,536) $      (3,287)    $86,732
                                       =============  ==========  ===========  ==========  =============  ==========


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        FISCAL
                                                                                   ---------------------------------------------
                                                                                        1997             1996            1995
                                                                                   -------------    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $     (69,685)   $        (225)  $     21,637
                                                                                   -------------    -------------   ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) continuing operations:
     Depreciation and amortization                                                        29,514           25,614         18,344
     Provision for discontinued merchandise                                               13,015               --             --
     Restructuring expenses and asset impairment charges                                  54,660           15,096             --
     Loss from discontinued operations, net of tax benefits                                1,813            1,219             18
     Estimated loss from disposal of discontinued operations, net of tax benefit           8,089               --             --
     Cumulative effect of change in accounting principle, net of tax benefit               1,449               --             --
     Write-off of deferred software development costs, net of tax benefit                  2,314               --             --
     Stock-based compensation                                                              1,575               --             --
     Accretion of debt discount                                                              340              194             --
     Changes in operating assets and liabilities, net of effect of acquisitions--
       Changes in assets:
         Accounts receivable                                                                (651)            (596)          (168)
         Inventory                                                                        28,781          (32,635)       (38,375)
         Prepaid rent                                                                       (295)          (1,513)        (2,417)
         Other current assets                                                            (14,940)            (134)        (5,028)
         Other assets                                                                     (1,465)          (2,368)        (3,972)
         Deferred income taxes                                                           (14,369)          (4,529)        (3,442)
       Changes in liabilities:
         Accounts payable                                                                  5,953          (16,046)         4,391
         Accrued expenses                                                                 29,336            1,554          9,544
         Accrued restructuring expenses                                                   (7,509)              --             --
                                                                                   -------------    -------------   ------------
                                                                                         137,610          (14,144)       (21,105)
                                                                                   -------------    -------------   ------------
       Net cash provided by (used in) continuing operations                               67,925          (14,369)           532
       Net cash provided by (used in) discontinued operations                             (1,374)          (3,810)           228
                                                                                   -------------    -------------   ------------
       Net cash provided by (used in) operating activities                                66,551          (18,179)           760
                                                                                   -------------    -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (29,059)         (67,595)       (44,979)
  Capital expenditures-discontinued operations                                              (648)          (6,763)        (1,234)
  Acquisition of businesses                                                               (1,396)          (1,807)       (10,190)
  Investment in and advances to affiliate                                                     --               --        (14,435)
                                                                                   -------------    -------------   ------------
       Net cash used in investing activities                                             (31,103)         (76,165)       (70,838)
                                                                                   -------------    -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                    --          112,625          4,000
  Principal payments on long-term debt                                                      (316)            (526)        (8,885)
  Proceeds from borrowings under revolving credit facilities                             104,900          188,518        154,176
  Principal payments on revolving credit facilities                                     (143,000)        (207,579)      (131,281)
  Proceeds from sale of common stock                                                          --               --         53,900
  Distributions to stockholders by pooled company                                             --               --         (1,226)
  Payment of deferred financing costs                                                       (288)            (583)          (199)
  Proceeds from exercise of stock options                                                     49            2,036          1,318
                                                                                   -------------    -------------   ------------
       Net cash provided by (used in) financing  activities                              (38,655)          94,491         71,803
                                                                                   -------------    -------------   ------------
Effect of exchange rate changes on cash and cash equivalents                                 990              944             --
                                                                                   -------------    -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (2,217)           1,091          1,725
CASH AND CASH EQUIVALENTS, beginning of year                                               5,589            4,498          2,773
                                                                                   -------------    =============   ============
CASH AND CASH EQUIVALENTS, end of year                                             $       3,372    $       5,589   $      4,498
                                                                                   =============    =============   ============

                            (Continued on Next Page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                     FISCAL
                                                                                ------------------------------------------------
                                                                                     1997              1996             1995
                                                                                --------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                               $        7,925    $       7,229    $       3,386
                                                                                ==============    =============    =============
         Income taxes                                                           $        3,293    $      13,627    $       9,987
                                                                                ==============    =============    =============
     Non-cash activities:
         Write-off of property and equipment against accrued restructuring
              expenses                                                          $        5,243    $           -    $           -
         Write-off of other assets against accrued restructuring expenses                  756                -                -
         Impact on stockholders' equity from tax benefit related to the
           exercise of stock options                                                        61            3,207            6,767
                                                                                ==============    =============    =============
                                                                                $        6,060    $       3,207    $       6,767
                                                                                ==============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Sunglass Hut International, Inc., a Florida corporation, and subsidiaries (collectively, the "Company"), are engaged in retail sunglass and watch sales. The Company operates stores located throughout the United States, Canada, the Caribbean, Europe, Australia, New Zealand, Singapore and Hong Kong.

FISCAL YEAR

         The Company's yearend is the Saturday nearest January 31. Consequently, the Company's fiscal 1997, 1996 and 1995 years encompass the periods of February 2, 1997 through January 31, 1998, February 4, 1996 through February 1, 1997, and January 29, 1995 through February 3, 1996 (which constituted 53 weeks), respectively.

PRINCIPLES OF CONSOLIDATION/RECLASSIFICATIONS

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. EyeX, the Company's optical segment, has been recorded as a discontinued operation, and, accordingly, is accounted for using the equity method. The consolidated financial statements and notes thereto for all periods presented have been reclassified to reflect EyeX as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 (See Note 4).

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

STOCK DIVIDENDS

         On September 15, 1995, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend paid on October 16, 1995. Except as otherwise noted, all share data relating to the Company's common stock has been restated to reflect the two-for-one stock split.

EARNINGS PER SHARE

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options discussed in Note 13). SFAS No. 128 did not have a material impact on the Company's previously reported earnings (loss) per share for 1997, 1996 and 1995.

         Basic and diluted earnings per share for income (loss) from continuing operations before cumulative effect of accounting change is computed as follows:

                                                                                             FISCAL
                                                                       ---------------------------------------------------
                                                                            1997               1996              1995
                                                                       ---------------    ---------------    -------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Numerator:
                Earnings (loss) from continuing
                    operations before cumulative effect of
                    accounting change                                  $       (58,334)   $           994    $      21,655
                                                                       ===============    ===============    =============
           Denominator:
                Denominator for basic earnings (loss)
                  per share                                                     54,670             54,213           52,796
                Effect of dilutive securities:
                  Options to purchase common stock                                  --                875            1,392
                                                                       ===============    ===============    =============
                  Denominator for diluted earnings (loss) per
                    share                                                       54,670             55,088           54,188
                                                                       ===============    ===============    =============
          Earnings (loss) per share from continuing operations
            before cumulative effect of accounting change
                Basic                                                  $         (1.07)   $          0.02    $        0.41
                                                                       ===============    ===============    =============
                Diluted                                                $         (1.07)   $          0.02    $        0.39
                                                                       ===============    ===============    =============

           Antidilutive securities not included
                  in the diluted earnings (loss) per share computation:

               Options to purchase common stock                                  3,139              1,057               --
               Exercise price                                          $          0.25     $         7.38    $          --
                                                                                   to                 to               to
                                                                       $         30.81     $        30.81    $          --

               Convertible subordinated debt                           $       115,000     $      115,000             N/A
               Conversion price                                        $         30.25     $        30.25             N/A

CONCENTRATION OF SUPPLIERS

         In fiscal 1997, Bausch & Lomb (including Ray-Ban, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 21.0% and 16.9%, respectively, of the Company's total merchandise purchases. The Company has not experienced any significant difficulty in obtaining satisfactory sources of supply in the past. However, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations.

INVENTORY

         Inventory, which consists of retail merchandise, is stated at the lower of cost (computed using the average cost method which approximates the first-in, first-out method) or market. Provision, when necessary, has been made to reduce excess or obsolete inventory to its net realizable value.

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

         In the fourth quarter of fiscal 1997, the Company performed an analysis of the recoverability of the net book value of property and equipment for underperforming operations. As a result of the analysis, the Company reduced property and equipment by $20.2 million. (See Note 2 for further information).

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

         The unamortized cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging primarily from 15 to 25 years. Accumulated amortization at January 31, 1998 and February 1, 1997 was $28,408,000 and $27,587,000, respectively. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of cost in excess of net assets of acquired businesses may warrant revision or that the remaining balance of cost in excess of net assets of acquired businesses may not be recoverable. When factors indicate that cost in excess of net assets of acquired businesses should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted projected net operating cash flows over the remaining life of the cost in excess of net assets of acquired businesses in measuring whether the remaining unamortized cost and the net book value of the related fixed and other assets are recoverable. If the cost in excess of net assets of acquired businesses is determined to be impaired, such assets are reduced to management's best estimate of the discounted projected net operating cash flows over the remaining life.

         In response to events and circumstances in the fourth quarter of 1997, the Company completed an analysis of the recoverability of cost in excess of net assets of acquired businesses based on estimated projected net operating cash flows for underperforming operations. As a result of the analysis, the Company reduced cost in excess of net assets of acquired businesses for its Australian operations by $7.9 million (reducing the carrying value to $3.7 million at January 31, 1998) and reduced cost in excess of net assets of acquired businesses for certain North American acquisitions by $1.6 million. (See Note 2 for further information).

STORE OPENING COSTS

         Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation reserve is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized. The Company files a consolidated tax return with its domestic subsidiaries in the United States.

TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

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

         At January 31, 1998, foreign currency swap agreements approximate $2.9 million and mature in fiscal 1998 and 1999. The fair values of these instruments approximate their carrying values at January 31, 1998.

         The counterparties to these agreements are major international financial institutions, and the Company does not anticipate losses resulting from the credit risk of these institutions.

CASH AND CASH EQUIVALENTS/FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving credit facility approximate fair value as of January 31, 1998 and February 1, 1997. The fair value of convertible subordinated debentures approximates $86.2 million based on the quoted market value as of January 31, 1998.

NEW ACCOUNTING STATEMENTS

     Comprehensive Income

         In 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners or distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

     Start-Up Costs

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that costs incurred during the organization, pre-opening and start-up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The Company is required to adopt the SOP prior to or in the first quarter of fiscal 1999, and, upon adoption, expense all remaining capitalized start-up costs as a cumulative effect of change in accounting principle. The Company is in the process of reviewing its capitalization policies and determining the impact of adoption of SOP 98-5 on its financial position and results of operations.

NOTE 2--RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT CHARGES

         In the fourth quarter of 1997, management performed an assessment of the recoverability of the Company's asset base and, as a result, recorded $54.6 million ($34.8 net of tax benefits) for restructuring expenses and asset impairment charges. Pre-tax restructuring charges related to the closing of approximately 250 marginal or unprofitable locations consist of non-cash charges of $12.9 million for fixed and other asset write-downs and cash charges of $10.6 million for lease exit and other incremental exit costs. The Company expects the planned closures to be completed during fiscal 1998. Asset impairment charges of $31.1 million ($20.1 million net of tax) were determined based on an analysis of projected estimated cash flows for underperforming operations, and consist of write-downs of fixed and other assets for European operations of $6.5 million, Australian operations of $10.3 million (including $7.9 million of cost in excess of assets of acquired businesses), licensed departments of $4.0 million, certain underperforming domestic acquisitions of $2.5 million, and other underperforming assets of $7.8 million. The after-tax charge also reflects the probability that certain net operating loss carryforwards will not provide future tax benefits for the Company.

         In the fourth quarter of 1996, the Company developed and commenced implementation of a restructuring plan to eliminate approximately 120 marginal or unprofitable locations through closure or conversion. In connection with the restructuring plan, the Company recorded restructuring expenses of $17.5 million ($14.7 million net of tax). The pre-tax charge includes non-cash charges related to store closures, consisting of expenses related to the write-down of fixed and other assets of $8.9 million and other non-cash expenses of $700,000. Cash expenditures included in the pre-tax restructuring charge include lease exit, inventory restocking and handling, and severance costs of $7.9 million. The after-tax charge also reflects the probability that certain net operating loss carryforwards will not provide future tax benefits to the Company. Through January 31, 1998, $15.9 million of the restructuring expenses provided for in 1996 have been used for restructuring purposes. The remaining accrual at January 31, 1998 for the 1996 restructuring plan was $1.6 million.

NOTE 3--ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS REGARDING ACCOUNTING FOR INTERNAL USE SOFTWARE

         In the fourth quarter of fiscal 1997, as required, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation", which requires that reengineering costs incurred as part of an acquisition, installation or development of software be separated from other software project costs and expensed as incurred. In accordance with EITF Issue No. 97-13, the cumulative effect of the change in accounting principle of $2.3 million ($1.4 million net of tax) has been recognized in the fourth quarter of fiscal 1997 in the accompanying consolidated statements of operations to reflect reengineering costs previously capitalized as part of the consulting costs incurred for the Company's human resources and financial software implementation projects.

         As of fiscal yearend 1997, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires, in general, that all costs in the preliminary project stage of a software installation or development project (prior to software selection) and all costs in the post-implementation stage (once the software is operational), as well as costs incurred to convert data (other than coding), should be expensed as incurred. In accordance with this pronouncement, the provisions of SOP 98-1 were retroactively adopted as of the beginning of fiscal year 1997, and, as a result, the Company recorded charges of $2.3 million in operating expenses in the accompanying consolidated statements of operations for the period. Data for the first three quarters of fiscal 1997 has not been restated due to immateriality.

NOTE 4--DISCONTINUED OPERATIONS

         In January 1998, as part of the Company's evaluation of its asset base, the Company adopted a plan to discontinue its EyeX segment. Net assets of the discontinued operation at January 31, 1998 consist primarily of inventory, property and equipment, which are partially offset by the estimated loss from disposal of EyeX of $8.1 million (net of taxes of $5.2 million), which includes the estimated cost to dispose of the segment and the estimated operating losses through the expected date of disposition. The Company intends to complete the disposition of EyeX during fiscal 1998. Summarized results of EyeX since inception are as follows:

                                                                           FISCAL
                                                     ----------------------------------------------------
                                                         1997               1996               1995
                                                     --------------    ---------------    ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Net sales                                 $    7,819          $   4,784          $     178
                                                     ==============      ===============    =============
           Loss before tax benefit                   $   (3,163)         $  (2,043)         $     (29)
           Income tax benefit                             1,350                824                 11
                                                     --------------      ----------------   --------------
           Net loss from operations                      (1,813)            (1,219)               (18)
           Estimated loss from disposition               (8,089)               --                  --
                                                     --------------      ----------------   --------------
           Net loss                                      (9,902)         $  (1,219)        $      (18)
                                                     ==============      ================   ==============
           Basic and diluted net loss per share      $    (0.18)         $   (0.02)        $     (---)
                                                     ==============      ================   ==============


         The net assets of discontinued operations are summarized as follows:

                                                                                  FISCAL
                                                                        ----------------------------
                                                                           1997            1996
                                                                        ------------    ------------
                                                                              (IN THOUSANDS)
                          Current assets                                $      2,592    $      3,551
                          Property and equipment, net                          7,385           7,515
                          Other assets                                         1,556             699
                          Current liabilities                                   (983)         (1,424)
                          Allowance for estimated loss
                               from disposal of discontinued operations       (8,089)             --
                                                                        ------------    ------------
                                 Net assets                             $      2,461    $     10,341
                                                                        ============    ============

NOTE 5--ACQUISITIONS

SUNSATIONS SUNGLASS COMPANY ACQUISITION

         During the second quarter of fiscal 1995, the Company acquired Sunsations Sunglass Company ("Sunsations"), an Indiana corporation, through the exchange of all of the outstanding common stock of Sunsations for 7,411,764 shares of the Company's common stock. At the time of the acquisition, Sunsations operated 351 stores in 44 states and Canada. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts and operations of Sunsations for the period prior to the acquisition.

         Prior to the acquisition, Sunsations used a calendar yearend. As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' fiscal yearend was changed to conform with the Company's fiscal yearend. Sunsations' results of operations for the 28 days ended January 28, 1995 have been recorded in the accompanying fiscal 1995 financial statements as an adjustment to accumulated deficit. Net sales and pro forma net loss for Sunsations for the 28 days ended January 28, 1995, not included in the accompanying statement of operations, were approximately $2,190,000 and $1,321,000 (or $789,000 net of pro forma income tax benefit), respectively. Results of operations for this 28-day period ended January 28, 1995 reflects the impact of the seasonal nature of Sunsations' sales results and is not necessarily indicative of results expected for the entire fiscal year.

         The Company's and Sunsations' separate results for the twenty-two weeks ended July 1, 1995 is as follows:

                                                                TWENTY-TWO
                                                               WEEKS ENDED
                                                               JULY 1, 1995
                                                              (IN THOUSANDS)
              Net sales:
                 Sunglass Hut International, Inc.         $            146,227
                 Sunsations Sunglass Company                            28,780
                                                          --------------------
                                                          $            175,007
                                                          ====================
              Pro forma net income:
                 Sunglass Hut International, Inc.         $              9,118
                 Sunsations Sunglass Company                             1,319
                                                          --------------------
                                                          $             10,437
                                                          ====================

         In connection with the acquisition, approximately $10.1 million of nonrecurring acquisition-related costs and expenses were incurred and charged to expense in the Company's second quarter of fiscal 1995. These nonrecurring acquisition-related costs and expenses included (1) $2.3 million of expense related to pre-existing Sunsations' debt, consisting primarily of contingent interest incurred by Sunsations as a result of the acquisition, (2) $1.4 million incurred in connection with the termination of Sunsations' management agreement with one of Sunsations' affiliates (under which Sunsations incurred management fees of $125,000 during 1995), (3) $3.1 million incurred for legal, accounting and consulting fees relating to the acquisition, and (4) $3.3 million incurred for other costs and expenses relating to the business combination.

SUNGLASS WORLD HOLDINGS PTY LTD. ACQUISITION

         In fiscal 1994, the Company acquired a 50% interest in Sunglass World Holdings Pty Ltd. ("Sunglass World"), a premier specialty retailer of sunglasses in Australia. The 50% interest was accounted for using the equity method until the third quarter of 1995, when the Company acquired the remaining 50% interest. As such, in the third quarter of 1995, the acquisition of Sunglass World was accounted for as a purchase, and the assets acquired and liabilities assumed, and results of operations since the acquisition, have been included in the Company's consolidated financial statements. The fair value of the net assets acquired approximated their book value at the dates of acquisition. The aggregate purchase price paid for Sunglass World exceeded the fair value of the net assets acquired by approximately $13.7 million and is being amortized over 25 years. At the time of acquisition, Sunglass World operated 85 stores in Australia. In the fourth quarter of 1997, management reassessed the recoverability of this asset, and, as a result, reduced cost in excess of net assets of acquired businesses by $7.9 million (see Notes 1 and 2).

         Pro forma results of operations, assuming the acquisition occurred at the beginning of fiscal 1995, would not be materially different from the consolidated results reported herein. Equity in the loss of the joint venture (net of management fees and interest on advances charged to the joint venture) was approximately $562,000 in fiscal 1995, and is included in operating expenses in the accompanying consolidated statements of operations for fiscal 1995.

OTHER ACQUISITIONS

         During fiscal 1997, 1996 and 1995, Sunglass Hut continued to take advantage of additional opportunities to acquire other smaller competitive chains of sunglass specialty retailers that provide the Company with access to new markets as well as desirable locations in existing markets. The Company acquired an additional 41 store locations in 1997, 19 store locations in fiscal 1996 and 89 store locations in fiscal 1995 from competitors in a number of acquisitions, a majority of which were accounted for as purchases. For those acquisitions accounted for as poolings of interests, prior periods were not restated due to immateriality.

NOTE 6--OTHER CURRENT ASSETS

         Other current assets consist of the following at fiscal yearend:

                                                            FISCAL
                                              ---------------------------------
                                                   1997               1996
                                              -------------     ---------------
                                                         (IN THOUSANDS)
            Current deferred tax assets       $      19,822     $         4,695
            Tax refund receivable                    17,660               4,200
            Other                                     5,295               3,815
                                              =============     ===============
                                              $      42,777     $        12,710
                                              =============     ===============

NOTE 7--PROPERTY AND EQUIPMENT


        Property and equipment consists of the following at fiscal year end:                        FISCAL
                                                                                      ---------------------------------
                                                                                            1997               1996
                                                                                      ---------------    --------------
                                                                                                  (IN THOUSANDS)

        Leasehold improvements                                                        $        80,743    $       86,041
        Furniture and fixtures                                                                 85,082            93,444
        Construction in progress                                                               12,212            12,432
                                                                                      ---------------    --------------
                                                                                              178,037           191,917
        Less--Accumulated depreciation and amortization                                       (76,968)          (63,502)
                                                                                      ===============    ==============
                                                                                      $       101,069    $      128,415
                                                                                      ===============    ==============

NOTE 8--ACCRUED EXPENSES

        Accrued expenses consist of the following at fiscal yearend:                FISCAL
                                                                          ----------------------------
                                                                             1997            1996
                                                                          ------------    ------------
                                                                                (IN THOUSANDS)

        Accrued payroll and related taxes                                 $      7,388    $      6,435
        Accrued rent                                                             7,019           6,759
        Other accrued expenses                                                  29,988           1,026
                                                                          ============    ============
                                                                          $     44,395    $     14,220
                                                                          ============    ============

NOTE 9--INCOME TAXES

         Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change consists of:

                                                 FISCAL
                      --------------------------------------------------------------
                            1997                   1996                  1995
                      ------------------     -----------------     -----------------
                                             (IN THOUSANDS)
Current:
     Federal          $          (10,208)    $           9,229     $          14,568
     State                         1,701                 2,167                 2,989
     Foreign                         571                 1,300                 1,215
                      ------------------     -----------------     -----------------
                                  (7,936)               12,696                18,772
                      ------------------     -----------------     -----------------
Deferred:
     Federal                      (6,106)               (2,339)               (2,175)
     State                        (4,316)                 (572)                 (191)
     Foreign                       3,046                (2,435)                 (883)
                      ------------------     -----------------     -----------------
                                  (7,376)               (5,346)               (3,249)
                      ------------------     -----------------     -----------------
                      $          (15,312)    $           7,350     $          15,523
                      ==================     =================     =================

         Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations before cumulative effect of accounting change as a result of the following:

                                                                                              FISCAL
                                                                        ---------------------------------------------------
                                                                             1997                1996              1995
                                                                        ---------------    --------------    --------------
                                                                                          (IN THOUSANDS)
Income tax provision (benefit) at the statutory rate                    $       (25,776)   $        2,920           $13,012
State and local income taxes, net of federal income tax benefit                  (1,711)            1,054             1,819
Non-deductible amortization of cost in excess of net assets of
     acquired businesses                                                            237               453               325
Non-deductible expenses related to acquisition                                       --              (352)            1,385
Adjustment to deferred tax assets for change in tax status of
     pooled company                                                                  --                --              (353)
Pro forma adjustment to reflect income taxes                                         --                --              (775)
Valuation allowance and contingencies                                            12,180             3,128                --
Other, net                                                                         (242)              147               110
                                                                        ---------------    --------------    --------------
                                                                        $       (15,312)   $        7,350    $       15,523
                                                                        ===============    ==============    ==============

         The pro forma adjustment to reflect income taxes in the consolidated statements of operations and in the reconciliation above reflects the additional tax provision that would have been recorded at the corporation level had Sunsations (see Note 5) not been an S corporation during the respective periods. Taxes paid, as presented in the accompanying consolidated statements of cash flows for fiscal 1995, represent those paid by the Company and Sunsations and do not include distributions made to the former stockholders of Sunsations for payment of federal income taxes.

         The components of the current and non-current deferred tax assets are summarized as follows at fiscal yearend:

                                                                                                 FISCAL
                                                                                   ------------------------------------
                                                                                         1997               1996
                                                                                   -----------------  -----------------
Current deferred tax assets:                                                                 (IN THOUSANDS)
     Inventory, principally due to additional costs capitalized for tax purposes   $           1,060  $           1,296
     Reserves, principally due to accruals for financial reporting purposes                   18,165              3,428
     Other                                                                                       597                (29)
                                                                                   -----------------  -----------------
           Current deferred tax assets (included in other current assets)                     19,822              4,695
                                                                                   -----------------  -----------------

Non-current deferred tax assets:
     Property and equipment, principally due to differences in depreciation                    2,595              2,827
     Deferred compensation, principally due to accrual for financial reporting
         purposes                                                                                 --                412
     Accrued rents, principally due to the equalization of expenses for
         financial reporting purposes                                                          1,457              1,003
     Net operating loss carryforwards                                                         10,026              6,252
     Other                                                                                      (422)               218
                                                                                   -----------------  -----------------
           Non-current deferred tax assets                                                    13,656             10,712
Valuation allowance and contingencies                                                         (8,180)            (5,330)
                                                                                   -----------------  -----------------
           Non-current deferred tax assets (included in other assets)                          5,476              5,382
                                                                                   -----------------  -----------------
Net deferred tax assets                                                            $          25,298  $          10,077
                                                                                   =================  =================

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The net change in the total valuation allowance and contingencies for the year ended January 31, 1998 was an increase of $2.9 million.

         The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned foreign subsidiaries because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A current or deferred tax provision, as applicable, will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. At of January 31, 1998, the undistributed earnings of these subsidiaries (not including subsidiaries with foreign net operating losses) was approximately $4.0 million.

NOTE 10--LONG-TERM DEBT

         Long-term debt consists of the following at fiscal yearend:

                                                                                                    FISCAL
                                                                                          ---------------------------
                                                                                             1997           1996
                                                                                          ------------   ------------
                                                                                                (IN THOUSANDS)
       5 1/4% convertible subordinated notes, net of unamortized discount of $2,197,000
          and $2,537,000, respectively, interest payable semi-annually, principal         $    112,803   $    112,463
          due June 2003.
       Borrowings under the Company's revolving credit facility with NationsBank at the Company's option of (i) the greater of (a) the prime rate or
          (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios or (ii) LIBOR plus a range of .625% to 1.75% depending on the levels of certain financial ratios (9.00% and 6.1875%, respectively, as
          of January 31, 1998), due June 1998.                                                  12,400         50,500
       Other                                                                                       175            316
                                                                                          ------------   ------------
                                                                                               125,378        163,279
       Less--Current portion of long-term debt                                                 (12,575)          (129)
                                                                                          ------------   ------------
                                                                                          $    112,803   $    163,150
                                                                                          ============   ============

         The Company's former unsecured revolving credit facility, as amended, with NationsBank of Florida, National Association ("NationsBank"), acting as the agent for a conglomerate of banks, provided for a commitment through June 1998 to fund revolving credit borrowings of up to $40 million and up to $10 million in letters of credit. During fiscal 1997, the Company amended the NationsBank facility to reduce the maximum borrowings under the facility to $40 million from $75 million and amend certain financial covenants. As of January 31, 1998, primarily as a result of restructuring expenses, and asset impairment and other fourth quarter charges, the Company was not in compliance with the financial covenants required under its former credit facility. The former NationsBank facility also required that borrowing levels be reduced to a maximum of $20 million for any selected 45 day period prior to the expiration of the facility in June 1998. At January 31, 1998, the Company had $2.2 million in unsecured letters of credit outstanding which are being maintained as security for performance under the Company's executive office lease and for certain purchases of merchandise.

         In April 1998, the Company refinanced the NationsBank revolving credit facility, by entering into an $80 million revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston"). The facility provides for a three-year commitment through April 2001 and will reduce to $65 million effective February 1, 1999. The credit facility includes up to $10.0 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 1.50%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (subject to minimum remaining availability of $10 million).

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

         Maturities of long-term debt are as follows at January 31, 1998:

                                   FISCAL YEAR                  AMOUNT
                             -----------------------   ---------------------
                                                           (IN THOUSANDS)

                                      1998                  $   12,575
                                  1999 - 2002                        0
                                  Thereafter                   115,000
                                                       ---------------------
                                                            $  127,575
                                                       =====================

NOTE 11--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases all of its retail stores and its office and warehouse facilities under operating leases. Store rent expense generally includes a percentage of the retail store's sales volume or a fixed minimum base rent. In addition, the majority of leases are subject to an annual adjustment for increases in real estate taxes, maintenance and insurance costs.

         The Company was obligated for the following minimum annual base rentals under operating leases at January 31, 1998:

                                       FISCAL YEAR              AMOUNT
                                  -------------------    -------------------
                                                            (IN THOUSANDS)

                                    1998                   $       75,427
                                    1999                           67,049
                                    2000                           55,296
                                    2001                           48,131
                                    2002                           41,175
                                    Thereafter                    124,370
                                                         -------------------
                                                           $      411,448
                                                         ===================

         Base rent expense totaled $83,878,000, $73,402,000 and $49,007,000 for fiscal years 1997, 1996 and 1995, respectively. Percentage of sales over a fixed minimum base rent totaled $6,195,000, $5,677,000 and $6,132,000 for fiscal years 1997, 1996 and 1995, respectively.

SELF-INSURED GROUP HEALTH

         The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $2,750,000 in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

CONSTRUCTION COMMITMENTS

         In the normal course of business, the Company enters into commitments for the construction of both new stores and existing store renovations. At January 31, 1998, the amount outstanding under these construction commitments totaled approximately $1.5 million.

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

         In October 1997, two class action lawsuits were filed against the Company in the State of California in the Superior Court of California. The lawsuits allege, among other things, that the Company violated California wage, overtime and vacation pay laws. The Company is in the process of joining the two claims and working with lead counsel to investigate and respond to the charges. Although the ultimate outcome of this lawsuit cannot be predicted, management does not believe that the outcome will have a material adverse effect on the results of operations of the Company.

         The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax returns for fiscal 1992 through 1994. While the audit has not yet been finalized, the IRS personnel conducting the examination have advised the Company of concerns related to the Company's income tax reporting of certain deductions. The Company believes its positions on these matters are supportable. While this matter is in the early stage of development, based on information available to the Company at this time, management believes that this issue will not have a material adverse effect on the results of operations of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

         There are no other significant legal proceedings pending against the Company.

NOTE 12--STOCKHOLDERS' EQUITY

PREFERRED AND COMMON STOCK

         The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share. The Company's Board of Directors has the authority to fix the voting powers, dividend rates, liquidation preferences, conversion and other rights. No preferred stock is outstanding.

         As of January 31, 1998, the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share, and had issued and outstanding 54,704,646 shares with a par value of $547,046. As of February 1, 1997, the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share, and had issued and outstanding 54,448,646 shares.

         During March 1998, the Board of Directors authorized the repurchase of up to 7.5 million shares of Sunglass Hut's common stock. The repurchase program authorizes management, at its discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options would be based on management's assessment of the Company's capital structure and liquidity, the market price of the Company's common stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors. As of April 28, 1998, the Company had not made any repurchases of common stock or sold any put options under this program.

NOTE 13--EMPLOYEE BENEFIT PLANS

STOCK-BASED COMPENSATION PLAN

         Effective March 31, 1996, the Company adopted the Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (the "1996 Plan") for key employees, officers, non-employee directors and independent contractors, which superseded the Company's previous stock-based compensation plan. The 1996 Plan provides for grants of stock options, stock appreciation rights, restricted common stock and other related awards that may be settled in cash, stock or other property. The total number of common shares subject to grant under the 1996 Plan is limited to 6,000,000, as adjusted, based on the 1996 Plan's formula, for issuances, redemptions, forfeitures and certain outstanding awards plan. As of January 31, 1998, 3,735,816 common shares remained available for grant under the 1996 Plan, and, through this date, awards of stock options, common stock and restricted common stock had been granted under the 1996 Plan. The exercise period for all grants expires ten years from date of grant.

         A summary of the status of the Company's stock-based compensation plans as of the end of fiscal years 1997, 1996 and 1995, and changes during the fiscal years then ended is presented below:

                                                                             FISCAL
                                 -----------------------------------------------------------------------------------------------
                                              1997                            1996                            1995
                                 -------------------------------  ------------------------------  ------------------------------
                                                   WEIGHTED-                       WEIGHTED-                         WEIGHTED-
                                                    AVERAGE                         AVERAGE                           AVERAGE
         FIXED OPTIONS              SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES       EXERCISE PRICE
-------------------------------- -------------  ----------------  ------------  ----------------  -------------  ---------------
                                 (IN THOUSANDS)                  (IN THOUSANDS)                   (IN THOUSANDS)
Outstanding, beginning of year      2,073         $    9.55           2,340       $     9.00          2,844      $      7.87
Granted                             1,562              7.06             373            28.33            514            13.50
Exercised                             (31)             1.58            (556)            3.66         (1,005)            1.30
Forfeited                            (465)            13.35             (84)            6.13            (13)           10.68
                                 -------------                    ------------                    -------------
Outstanding, end of year            3,139         $    7.83           2,073       $     9.55          2,340      $      9.00
                                 =============                    ============                    =============
Options exercisable                 1,376                             1,282                           1,747
                                 =============                    ============                    =============

         The following table summarizes information about stock options outstanding at fiscal 1997 yearend:

                                         OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                       ---------------------------------------------------------     --------------------------------------
                                               WEIGHTED-
                                                AVERAGE             WEIGHTED-            OPTIONS             WEIGHTED
     RANGE OF              OPTIONS             REMAINING            AVERAGE            EXERCISABLE            AVERAGE
     EXERCISE           OUTSTANDING AT        CONTRACTUAL           EXERCISE                AT               EXERCISE
      PRICES               1/31/98               LIFE                PRICE               1/31/98               PRICE
---------------------------------------------------------------------------------------------------------------------------
                        (IN THOUSANDS)          (YEARS)                              (IN THOUSANDS)
$   0.25 to $2.50               853                 3.55        $        0.97                 853        $        0.97
    6.13 to  8.72             1,747                 8.06                 7.27                 262                 8.27
   13.43 to 17.75               325                 7.23                13.67                 175                13.72
   30.50 to 30.81               214                 8.14                30.76                  86                30.68
                       -----------------                                             ----------------
$   0.25 to $30.81            3,139                 6.75        $        7.83               1,376        $        5.84
                       =================                                             ================

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation cost is deducted in determining net income (loss). Had the Company recorded stock-based compensation cost for options granted in fiscal 1997, 1996 and 1995 pursuant to SFAS No. 123 (using the Black-Scholes options pricing model) net income (loss) and diluted net income (loss) per share, including the assumptions used in these calculations, would have been as follows for fiscal 1997, 1996, and 1995:

                                                                                       FISCAL
                                                         -------------------------------------------------------------------
                                                                 1997                   1996                    1995
                                                         ---------------------    ------------------     -------------------

      Pro forma net income (loss)                          $   (71,501,000)        $    (2,942,000)        $    19,775,000
      Pro forma diluted net income (loss) per share        $         (1.31)        $         (0.05)        $          0.37
      Pro forma weighted average fair value of
          options granted                                  $          3.90         $         14.47         $          6.94
      Risk free interest rates                              5.49% to 6.95%          5.92% to 7.05%          5.98% to 7.09%
      Expected lives                                             6.0 years               6.2 years               5.9 years
      Expected volatility                                              48%                     41%                      41%
      Expected dividends                                   $            --         $            --         $             --

SAVINGS PLAN

         The Company has an employee savings plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the Savings Plan. Employees may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant's eligible tax deferred contribution to a maximum of 5% of their compensation on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 20% on February 1 of each year, provided that the participant has completed one full year of employment with the Company as of such date.

         During fiscal years 1997, 1996 and 1995, the Company's contributions to the Savings Plan aggregated approximately $250,000, $295,000 and $246,000, respectively.

STOCK PURCHASE PLAN

         In February 1996, the Company implemented an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan enables qualified employees of the Company to subscribe to shares of the Company's common stock on periodic offering dates at a purchase price equal to the fair market value of the shares on such dates.

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in the retail sunglass, watch and eyeglass industries. Retail watch and eyeglass operations are not material to the operations of the Company. Substantially all net sales result from the sale of sunglasses to unaffiliated customers. The Company's international operations are located in Canada, the Caribbean, Europe, Australia, New Zealand, Singapore and Hong Kong. The following summarizes the Company's domestic and international operations:

                                                                                             FISCAL
                                                                        --------------------------------------------------
                                                                             1997              1996             1995
                                                                        ---------------    -------------   ---------------
Net sales:                                                                               (IN THOUSANDS)
     Domestic                                                           $       469,341    $     429,117   $       370,270
     International                                                              104,499           93,180            47,780
                                                                        ---------------    -------------   ---------------
         Total                                                          $       573,840    $     522,297   $       418,050
                                                                        ===============    =============   ===============

Earnings (loss) from continuing operations before interest and taxes and cumulative effect of accounting change:
     Domestic                                                           $       (29,321)   $      22,748   $        38,508
     International                                                              (35,961)          (6,435)            2,524
                                                                        ===============    =============   ===============
         Total                                                          $       (65,282)   $      16,313   $        41,032
                                                                        ===============    =============   ===============

Total assets:
     Domestic                                                           $       254,246    $     273,219   $       211,077
     International                                                               46,127           89,294            55,120
                                                                        ===============    =============   ===============
         Total                                                          $       300,373    $     362,513   $       266,197
                                                                        ===============    =============   ===============

         In fiscal 1995, the Company acquired the remaining 50% interest in a joint venture in Australia (see Note 5). Equity in the loss of the joint venture (net of management fees and interest on advances charged to the joint venture) was approximately $562,000 in fiscal 1995.

         NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited summarized financial data by quarter for fiscal 1997 and 1996 is as follows (in thousands, except per share data):

                                                                        FISCAL 1997
                                         --------------------------------------------------------------------------
                                           FIRST          SECOND          THIRD          FOURTH           TOTAL
                                         -----------    -----------    ------------    ------------    ------------
Net sales                                $   136,243    $   185,245    $    122,355    $    129,997    $    573,840
Gross profit                                  51,326         80,762          42,951          32,027         207,066
Income (loss) from:
     Continuing operations                       825         14,559          (4,235)        (69,483)        (58,334)
     Discontinued operations                    (533)          (314)           (865)         (8,190)         (9,902)
     Change in accounting principle               --             --              --          (1,449)         (1,449)
                                         -----------    -----------    ------------    ------------    ------------
         Net income (loss)               $       292    $    14,245    $     (5,100)   $    (79,122)   $    (69,685)
                                         ===========    ===========    ============    ============    ============
Basic and diluted income (loss) per
     share from:
     Continuing operations               $      0.01    $      0.26    $      (0.08)   $      (1.26)   $      (1.07)
     Discontinued operations                    0.00           0.00           (0.01)          (0.16)          (0.18)
     Change in accounting principle               --             --              --           (0.03)          (0.02)
                                         -----------    -----------    ------------    ------------    ------------
         Net income (loss)               $      0.01    $      0.26    $      (0.09)   $      (1.45)   $      (1.27)
                                         ===========    ===========    ============    ============    ============

                                                                        FISCAL 1996
                                         --------------------------------------------------------------------------
                                            FIRST         SECOND          THIRD          FOURTH           TOTAL
                                         -----------    -----------    ------------    ------------    ------------

Net sales                                $   122,446    $   165,629    $    111,483    $    122,739    $    522,297
Gross profit                                  52,632         78,361          40,463          38,147         209,603
Net income (loss) from:
     Continuing operations                     7,217         20,078          (2,670)        (23,631)            994
     Discontinued operations                     (59)           (70)           (272)           (818)         (1,219)
                                         -----------    -----------    ------------    ------------    ------------
         Net income (loss)               $     7,158    $    20,008    $     (2,942)   $    (24,449)   $       (225)
                                         ===========    ===========    ============    ============    ============
Basic and diluted net income (loss) per
     share from:
     Continuing operations               $      0.13    $      0.36    $      (0.05)   $      (0.43)   $       0.02
     Discontinued operations                      --             --              --           (0.02)          (0.02)
                                         -----------    -----------    ------------    ------------    ------------
         Net income (loss)               $      0.13    $      0.36    $      (0.05)   $      (0.45)   $        ---
                                         ===========    ===========    ============    ============    ============

         Quarterly amounts for 1997 and 1996 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.

1997 QUARTERLY INFORMATION - CONTINUING OPERATIONS

         Results of operations for the second quarter of 1997 were negatively impacted by $1.7 million, or $0.02 per share, of costs recorded in connection with the resignation of the Company's former President and CEO.

         In the fourth quarter of 1997, the Company's management performed an assessment of the recoverability of the Company's asset base, and, based on the results of the assessment, recorded restructuring expenses and asset impairment charges of $54.6 million in connection with the planned closure of approximately 250 locations and the recognition of asset impairments for underperforming operations. (See Note 2 for further information.)

         Additional pre-tax charges recorded in the fourth quarter of 1997 include (1) $13.3 to record the Company's EyeX optical segment as a discontinued operation (see Note 4), (2) $4.6 million as a result of the adoption of two new accounting pronouncements concerning internal use software costs (see Note 3),
(3) $17.1 million for reorganization of the Company's management structure and other non-operational initiatives, and (4) $13.0 million to reflect discontinued merchandise at its realizable value upon disposal and other related disposal costs.

1996 QUARTERLY INFORMATION - CONTINUING OPERATIONS

         In the fourth quarter of 1996, the Company's management developed and commenced implementation of a restructuring plan for the Company's worldwide operations (including the elimination of marginal or unprofitable locations through closure or conversion) and recorded a $17.5 million restructuring charge in connection with the planned closure of approximately 120 Sunglass Hut locations. (See Note 2 for further information).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12, and 13).

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

     EXHIBIT                       DESCRIPTION
--------------------------------------------------------------------------------
       3.1    Registrant's Articles of Incorporation(3.1)(4)
       3.2    Registrant's Amended and Restated Bylaws(3.2)(4)
       4.1    Registration Rights Agreement, dated June 26, 1996, between the
              Registrant and the initial purchasers of the 51/4% Convertible
              Subordinated Notes due 2003 (4.7)(4)
       4.2    Indenture, dated as of June 26, 1996, among the Registrant and the
              Bank of New York for Convertible Subordinated Notes (4.8)(4)
      *10.1   Registrant's Amended and Restated Stock Option Plan, as amended.
      *10.2   Sunglass Hut International, Inc. 1996 Executive Incentive
              Compensation Plan (10.1)(5)
       10.3   Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers(10.2)(1)
       10.4   Office Space Lease Agreement, dated as of October 28, 1993, between The Travelers Insurance Company and the
              Registrant(10.7)(3)
      *10.5   Sunglass Hut International, Inc. 1996 Executive Incentive
              Compensation Plan.
      *10.6   Consulting and Management Services Agreement between Sunglass Hut
              International, Inc. and Hauslein & Company, Inc. dated February
              24, 1997 (incorporated by reference to Exhibit 10.11 of the Company's Report on form 10-Q for the fiscal quarter ended May 3,
              1997).
      *10.7   Stock Award Agreement between Sunglass Hut International, Inc. and
              Edward L. Grund dated April 1, 1997 (incorporated by reference to
              Exhibit 10.12 of the Company's Report on form 10-Q for the fiscal quarter ended May 3, 1997).
      *10.8   Restricted Stock Agreement between Sunglass Hut International,
              Inc. and Edward L. Grund dated April 1, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Report on form 10-Q for the fiscal quarter ended May 3, 1997).
      *10.9   Separation Agreement and General Release between the Registrant and Jack B. Chadsey dated May 29, 1997 (incorporated by reference to Exhibit 10.14 of the Company's Report on form 10-Q for the fiscal quarter ended August 2, 1997).
      *10.10  Stock Option Agreement between the Registrant and James N.
              Hauslein (incorporated by reference to Exhibit 10.17 of the Company's Report on form 10-Q for the fiscal quarter ended
              November 1, 1997).

       10.11 Agreement for revolving credit facility dated as of April 28, 1998, amoung the Registrant, Bank Boston Retail Finance Inc. and the other Lenders named therein(2)

       21.1   Subsidiaries of the Registrant(2)
       23.1   Consent of Arthur Andersen LLP(2)
       27     Financial Data Schedule(2)

--------------------------
(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form S-1 (File No. 33-59872).

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

                                                SUNGLASS HUT INTERNATIONAL, INC.

            By: /S/            LARRY G. PETERSEN
            -------------------------------------------------------------------
                    Larry G. Petersen, Senior Vice President--Finance and Chief Financial Officer

Dated: April 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                            SIGNATURES                                      TITLE                         DATE
                            ----------                                      -----                         ----
  /S/                     JOHN X. WATSON
-----------------------------------------------------------       President, Chief Executive         April 30, 1998
                          John X. Watson                             Officer and Director
                                                                (principal executive officer)

  /S/                    LARRY G. PETERSEN
-----------------------------------------------------------   Senior Vice President--Finance and     April 30, 1998
                         Larry G. Petersen                         Chief Financial Officer
                                                                (principal financial officer)

  /S/                     GEORGE L. PITA
-----------------------------------------------------------        Vice President--Finance           April 30, 1998
                          George L. Pita                        (principal accounting officer)

  /S/                    JAMES N. HAUSLEIN
-----------------------------------------------------------         Chairman of the Board            April 30, 1998
                         James N. Hauslein

  /S/                     ROHIT M. DESAI
-----------------------------------------------------------                Director                  April 30, 1998
                          Rohit M. Desai

  /S/                     JOHN H. DUERDEN
-------- --------------------------------------------------                Director                  April 30, 1998
                          John H. Duerden

  /S/                    WILLIAM S. FIELD
-----------------------------------------------------------                Director                  April 30, 1998
                         William S. Field

  /S/                    ROBERT C. GRAYSON
-----------------------------------------------------------                Director                  April 30, 1998
                         Robert C. Grayson

  /S/                   WILLIAM E. PHILLIPS
-----------------------------------------------------------                Director                  April 30, 1998
                        William E. Phillips

                                 EXHIBIT INDEX

EXHIBIT                DESCRIPTION

10.11 Agreement for revolving credit facility dated as of April 28, 1998, among the Registrant, Bank Boston Retail Finance Inc. and the other Lenders named therein

21.1     Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP

27       Financial Data Schedule