Form 10-Q
period 1998-05-02
SUNGLASS HUT INTERNATIONAL INC
filed 1998-06-16
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

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

The number of shares outstanding of the registrant's common stock is 54,754,753 (as of June 9, 1998).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of May 2, 1998 (Unaudited)
       and January 31, 1998.........................................................................................3

       Consolidated Statements of Income for the Thirteen Weeks Ended May 2, 1998
       and May 3, 1997 (Unaudited)..................................................................................4

       Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2,
       1998 and May 3, 1997 (Unaudited).............................................................................5

       Notes to Consolidated Financial Statements (Unaudited).......................................................7

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................................9

                           PART II - OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K...................................................................16

                Signatures.........................................................................................17

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MAY 2,                 JANUARY 31,
                                                                1998                      1998
                                                         -------------------       -------------------
                                                            (Unaudited)
                         ASSETS
                         ------
CURRENT ASSETS:
   Cash and cash equivalents                                $    9,039                $    3,372
   Accounts receivable                                           5,219                     3,612
   Inventory                                                   101,520                   101,965
   Prepaid rent                                                  7,709                     7,707
   Other current assets                                         43,199                    42,777
   Net assets of discontinued operations                         3,363                     2,461
                                                         -------------------       -------------------
                     Total current assets                      170,049                   161,894

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $82,495 and $76,968                      99,429                   101,069

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, net
   of accumulated amortization of $28,695 and $28,408           24,565                    25,083

OTHER ASSETS                                                    10,697                    12,327
                                                         -------------------       -------------------
                     Total assets                           $  304,740                $  300,373
                                                         ===================       ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                         $   28,389                $   18,079
   Accrued payroll and related taxes                             6,212                     7,388
   Accrued rent                                                  7,891                     7,019
   Accrued expenses                                             34,178                    29,988
   Accrued restructuring expenses                               23,475                    25,789
   Current portion of long-term debt                               150                    12,575
                                                         -------------------       -------------------
                     Total current liabilities                 100,295                   100,838

LONG-TERM DEBT, net of current portion and unamortized
   discount                                                    112,898                   112,803
                                                         -------------------       -------------------
                     Total liabilities                         213,193                   213,641
                                                         -------------------       -------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                  --                        --
   Common stock                                                    547                       547
   Additional paid-in capital                                  166,151                   166,008
   Accumulated deficit                                         (72,690)                  (76,536)
   Accumulated other comprehensive income                       (2,461)                   (3,287)
                                                         -------------------       -------------------
                     Total stockholders' equity                 91,547                    86,732
                                                         -------------------       -------------------
                     Total liabilities and stockholders'
                          equity                            $  304,740                $  300,373
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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                        --------------------------------------
                                                            MAY 2,                MAY 3,
                                                             1998                  1997
                                                        ---------------      -----------------
Net sales                                                  $  146,646           $  136,243
Cost of goods sold, occupancy and buying expenses              87,517               84,917
                                                        ---------------      -----------------
         Gross profit                                          59,129               51,326
                                                        ---------------      -----------------
Selling, general and administrative expenses:
   Operating expenses                                          44,236               40,684
   Depreciation and leasehold amortization                      5,710                6,377
   Amortization of cost in excess of net assets of
      acquired businesses                                         442                  599
                                                        ---------------      -----------------
                                                               50,388               47,660
                                                        ---------------      -----------------
         Earnings from continuing operations before
            interest and income taxes                           8,741                3,666
Interest expense                                                2,223                2,510
                                                        ---------------      -----------------
         Earnings from continuing operations before
            income taxes                                        6,518                1,156
Provision for income taxes                                      2,672                  467
                                                        ---------------      -----------------
         Earnings from continuing operations                    3,846                  689

Discontinued operations:
   Loss from discontinued operations, net of income
      tax benefit of $269,000 in 1997                              --                 (397)
                                                        ---------------      -----------------
         Net income                                        $    3,846           $      292
                                                        ===============      =================
Net income per share (basic and diluted):
   From continuing operations                              $     0.07           $     0.01
   From discontinued operations                                    --                   --
                                                        ---------------      -----------------
          Net income                                       $     0.07           $     0.01
                                                        ===============      =================
Weighted average shares outstanding:
   Basic                                                       54,716               54,601
                                                        ===============      =================
   Diluted                                                     55,463               54,949
                                                        ===============      =================

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THIRTEEN WEEKS ENDED
                                                                  -----------------------------------------
                                                                       MAY 2,                 MAY 3,
                                                                        1998                   1997
                                                                  -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     3,846            $       292
                                                                  -----------------      ------------------
   Adjustments to reconcile net income to net cash provided by continuing operations:
      Depreciation and amortization                                        6,152                  6,976
      Loss from discontinued operations, net of tax benefits                  --                    397
      Compensation expense - stock grants                                     --                    216
      Accretion of debt discount                                              95                     85
      Changes in operating assets and liabilities -
         Changes in assets:
             Accounts receivable                                          (1,607)                (1,168)
             Inventory                                                       445                  9,469
             Prepaid rent                                                     (2)                  (144)
             Other current assets                                           (422)                 1,189
             Other assets                                                  2,084                    (14)
         Changes in liabilities:
             Accounts payable                                             10,310                  7,956
             Accrued expenses                                              3,903                  4,587
             Accrued restructuring expenses                                 (558)                (3,505)
                                                                  -----------------      ------------------
                                                                          20,400                 26,072
                                                                  -----------------      ------------------
            Net cash provided by continuing operations                    24,246                 26,364
            Net cash used in discontinued operations                        (902)                (1,612)
                                                                  -----------------      ------------------
            Net cash provided by operating activities                     23,344                 24,752
                                                                  -----------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (5,440)                (9,086)
   Capital expenditures - discontinued operations                             --                   (206)
                                                                  -----------------      ------------------
            Net cash used in investing activities                         (5,440)                (9,292)
                                                                  -----------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities             29,000                 65,600
   Principal payments on revolving credit facilities                     (41,400)               (81,500)
   Principal payments on long-term debt                                      (25)                   (29)
   Payment of deferred financing costs                                      (629)                   (22)
   Proceeds from exercise of stock options                                   126                     11
                                                                  -----------------      ------------------
            Net cash used in financing activities                        (12,928)               (15,940)
                                                                  -----------------      ------------------
   Effect of exchange rate changes on cash and cash equivalents              691                    305
                                                                  -----------------      ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       5,667                   (175)

CASH AND CASH EQUIVALENTS, beginning of period                             3,372                  5,589
                                                                  -----------------      ------------------
CASH AND CASH EQUIVALENTS, end of period                             $     9,039            $     5,414
                                                                  =================      ==================

                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED
                                                      -----------------------------------------
                                                           MAY 2,                 MAY 3,
                                                            1998                   1997
                                                      -----------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                           $       549            $       860
                                                      =================      ==================
      Income taxes                                       $       140            $       393
                                                      =================      ==================

   Non-cash activities:
      Write-down of property and equipment against
          accrued restructuring expenses                 $     1,756            $     2,233
                                                      =================      ==================

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 31, 1998 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

NOTE 2 - RECLASSIFICATIONS:

The accompanying consolidated financial statements of income and cash flows for the thirteen weeks ended May 3, 1997 and notes thereto have been reclassified to reflect EyeX, the Company's optical segment, as a discontinued operation.

NOTE 3 - ACCRUED RESTRUCTURING EXPENSES:

During the first quarter of 1998, $2.3 million of the accrual for restructuring expenses was utilized for write-downs of property and equipment, lease exit, inventory stocking and handling, and severance costs related to corporate restructuring and store closings. Of the 250 store closures included in the restructuring plan, 44 stores have been closed as of the end of first quarter, 1998. The Company plans to substantially complete the restructuring plan in 1998.

NOTE 4 - COMPREHENSIVE INCOME:

Total comprehensive income consists of the following:

                                            THIRTEEN WEEKS ENDED
                                            ----------------------
                                             MAY 2,         MAY 3,
                                             1998           1997
                                            ------         ------
                                               (IN THOUSANDS)

Net income                                  $3,846          $292
Foreign currency translation adjustment        826            78
                                            ------          ----
    Total comprehensive income              $4,672          $370
                                            ======          ====

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 - EARNINGS PER SHARE:

Basic and diluted earnings per share for income from continuing operations is computed as follows:

                                                                           MAY 2,             MAY 3,
                                                                            1998               1997
                                                                       ---------------    ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Numerator:
                 Earnings from continuing operations                   $    3,846         $     689
                                                                       ===============    ===============
           Denominator:
                Denominator for basic earnings per share                   54,716            54,601
                Effect of dilutive securities:
                  Options to purchase common stock                            747               348
                                                                       ---------------    ---------------
                Denominator for diluted earnings per share                 55,463            54,949
                                                                       ===============    ===============
           Earnings per share from continuing operations:
                  Basic and diluted                                    $     0.07         $    0.01
                                                                       ===============    ===============
           Antidilutive securities not included in the
                    diluted earnings per share computation:
               Options to purchase common stock                             3,502              1,958
               Exercise prices                                         $    13.44         $     7.38
                                                                               to                to
                                                                       $    30.81         $    30.81

               Convertible subordinated debt                           $  115,000         $  115,000
               Conversion price                                        $    30.25         $    30.25

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENT - START-UP COSTS:

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Sunglass Hut International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

ABILITY TO IMPLEMENT 1997 RESTRUCTURING PLAN

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

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS

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

Although the Company has acquired competitors in the past and considers acquiring additional smaller chains of specialty retailers on an ongoing basis, there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations will be successfully integrated. Moreover, the consolidation of the domestic specialty retail sunglass industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining independent companies.

MERCHANDISING AND CONCENTRATION OF SUPPLIERS

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

The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically enjoyed favorable return and exchange privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns or exchanges in the future. In addition, the Company's efforts to develop exclusive brands of products will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results.

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

ABILITY TO MANAGE GROWTH

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

DEPENDENCE ON KEY PERSONNEL

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

SEASONALITY

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced higher net sales and operating results in the second fiscal quarter, and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Watch Station.

POSSIBLE VOLATILITY OF STOCK AND NOTE PRICES

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

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station, and it is currently anticipated that this concept will continue to expand in fiscal 1998. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores (including 351 Sunsations stores acquired in 1995 and accounted for as a pooling of interests) as of fiscal yearend 1993 to 2,070 specialty sunglass and 87 Watch Station locations as of the quarter ended May 2, 1998. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements, new store additions, and the implementation of the 1997 restructuring plan. The Company's long-term liquidity requirements relate principally to the maturity of the revolving credit facility in April 2001, the maturity of the $115 million Convertible Subordinated Notes in June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit facility with a borrowing base of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit agreement. BankBoston's commitment to fund revolving credit borrowings will reduce to $65 million effective February 1, 1999. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 1.50%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (subject to minimum remaining borrowing availability of $10 million).

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." Outstanding borrowings as of the end of first quarter, 1998, have been reduced from yearend 1997, however, primarily due to the Company's continued efforts to improve inventory turnover and the resulting accounts payable leverage during the quarter. As of May 2, 1998, borrowings under the credit facility were fully eliminated reflecting a reduction of $12.4 million in debt since the beginning of the year. Approximately $1.8 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and to service other debt.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by operating activities was $23.3 million for the first three months of fiscal 1998 compared to net cash provided by operating activities of $24.8 million for the same period in fiscal 1997. The difference between the Company's net income and operating cash flow in fiscal 1998 is primarily attributable to the increase in accounts payable and accrued expenses of $14.2 million and non-cash charges for depreciation and amortization.

Net cash used in investing activities was $5.4 million for the first three months of fiscal 1998 compared to $9.3 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores. The decrease in 1998 capital expenditures is due to a lower level of new store and remodel construction activity.

Net cash used in financing activities was $12.9 million for the first three months of fiscal 1998 compared to net cash used of $15.9 million for the same period last year, primarily due to a net reduction in the amount outstanding under the revolving credit facility.

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 150 locations in fiscal 1998 and other working capital requirements, including cash expenditures associated with restructuring activities, through at least fiscal 1998, as well as to make repurchases of stock, as authorized by the Company's Board of Directors in March 1998, if management determines market conditions, as well as other considerations, are favorable.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 2, 1998 COMPARED TO QUARTER ENDED MAY 3, 1997

Amounts for 1997 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.

Net sales increased $10.4 million, or 7.6%, to $146.6 million during the quarter ended May 2, 1998 compared to $136.2 million for the same period of fiscal 1997. This increase reflects sales from new stores opened during the first quarter of fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $5.4 million, while an increase in comparable store sales of 3.8% accounted for approximately $5.0 million of this increase.

Gross profit increased $7.8 million, or 15.2%, to $59.1 million during the quarter ended May 2, 1998 compared to $51.3 million for the same period of fiscal 1997, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 2.6 percentile points to 40.3% for the quarter ended May 2, 1998 from 37.7% for the quarter ended May 3, 1997. Gross profit as a percentage of sales increased in the first quarter of 1998 primarily due to lower clearance activity and improved vendor terms.

Operating expenses increased $3.6 million, or 8.7%, during the quarter ended May 2, 1998 compared to the same period of fiscal 1997. This increase is primarily due to operating expenses associated with the operations and management of new stores opened and acquired in fiscal 1998 and 1997. Operating expenses as a percentage of net sales were 30.2% in 1998 and 29.9% in 1997, as well as increased marketing expenditures.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation and leasehold amortization expense decreased $667,000, or 10.5%, to $5.7 million during the quarter ended May 2, 1998 compared to $6.4 million for the same period of fiscal 1997, primarily reflecting the positive impact of a lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the restructuring plan during 1997 and 1998.

Interest expense decreased $287,000 to $2.2 million for the quarter ended May 2, 1998, compared to $2.5 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The net loss from discontinued operations reflects the operating losses of EyeX, the Company's optical segment, net of taxes.

The Company reported net income of $0.07 per share, or $3.8 million, during the quarter ended May 2, 1998 compared to net income of $0.01 per share, or $292,000, for the same period of fiscal 1997.

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth fiscal quarter (reflecting increased demand during the calendar yearend holiday selling season).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can therefore significantly effect results of operations on a quarter-to-quarter basis.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                27         Financial Data Schedule(1)
---------------
          (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 2, 1998.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGLASS HUT INTERNATIONAL, INC.

Date:  June 16, 1998     By:     /s/ JOHN X. WATSON
                                 --------------------------------------
                                 John X. Watson
                                 President, Chief Executive Officer and
                                 Director
                                 (principal executive officer)

Date: June 16, 1998      By:     /s/LARRY G. PETERSEN
                                 --------------------------------------
                                 Larry G. Petersen
                                 Senior Vice President-Finance
                                 and Chief Financial Officer
                                 (principal financial officer)

Date: June 16, 1998      By:     /s/GEORGE L. PITA
                                 --------------------------------------
                                 George L. Pita
                                 Vice President-Finance
                                 (principal accounting officer)

                               EXHIBIT AND INDEX

       EXHIBIT                   DESCRIPTION
       -------                   -----------
         27             Financial Data Schedule