Form 10-Q
period 1998-08-01
SUNGLASS HUT INTERNATIONAL INC
filed 1998-09-15
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

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

The number of shares outstanding of the registrant's common stock is 49,804,418 (as of September 14, 1998).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

       Consolidated Balance Sheets as of August 1, 1998 (Unaudited)
       and January 31, 1998....................................................3

       Consolidated Statements of Income for the Thirteen Weeks Ended
       August 1, 1998 and August 2, 1997 (Unaudited)...........................4

       Consolidated Statements of Income for the Twenty-Six Weeks Ended
       August 1, 1998 and August 2, 1997 (Unaudited)...........................5

       Consolidated Statements of Cash Flows for the Twenty-Six Weeks
       Ended August 1, 1998 and August 2, 1997 (Unaudited).....................6

       Notes to Consolidated Financial Statements (Unaudited)..................8

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

ITEM 4.    Submission of Matters to a Vote of Security Holders................19

                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K...................................19
           Signatures.........................................................20

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       AUGUST 1,                JANUARY 31,
                                                                                          1998                      1998
                                                                                   -------------------       -------------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   40,085                $    3,372
   Accounts receivable                                                                     3,801                     3,612
   Inventory                                                                              91,676                   101,965
   Prepaid rent                                                                            7,613                     7,707
   Other current assets                                                                   34,255                    42,777
   Net assets of discontinued operations                                                     830                     2,461
                                                                                   -------------------       -------------------
                     Total current assets                                                178,260                   161,894

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $86,587 and $76,968                                                98,818                   101,069

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $27,803 and $28,408                     23,280                    25,083

OTHER ASSETS                                                                              10,137                    12,327
                                                                                   -------------------       -------------------
                     Total assets                                                     $  310,495                $  300,373
                                                                                   ===================       ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                   $   24,485                $   18,079
   Accrued payroll and related taxes                                                       8,768                     7,388
   Accrued rent                                                                           10,227                     7,019
   Accrued expenses                                                                       29,733                    29,988
   Accrued restructuring expenses                                                         19,830                    25,789
   Current portion of long-term debt                                                         150                    12,575
                                                                                   -------------------       -------------------
                     Total current liabilities                                            93,233                   100,838

LONG-TERM DEBT, net of current portion and unamortized discount                          112,982                   112,803
                                                                                   -------------------       -------------------
                     Total liabilities                                                   206,215                   213,641
                                                                                   -------------------       -------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                            --                        --
   Common stock                                                                              543                       547
   Additional paid-in capital                                                            161,904                   166,008
   Accumulated deficit                                                                   (54,000)                  (76,536)
   Accumulated other comprehensive income                                                 (4,167)                   (3,287)
                                                                                   -------------------       -------------------
                     Total stockholders' equity                                          104,280                    86,732
                                                                                   -------------------       -------------------
                     Total liabilities and stockholders' equity                       $  310,495                $  300,373
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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    THIRTEEN WEEKS ENDED
                                                                            --------------------------------------
                                                                              AUGUST 1,             AUGUST 2,
                                                                                 1998                  1997
                                                                            ---------------      -----------------
Net sales                                                                   $    193,141         $     185,245
Cost of goods sold, occupancy and buying expenses                                106,654               104,483
                                                                            ---------------      -----------------
         Gross profit                                                             86,487                80,762
                                                                            ---------------      -----------------
Selling, general and administrative expenses:
   Operating expenses                                                             47,111                46,747
   Depreciation and leasehold amortization                                         5,827                 6,579
   Amortization of cost in excess of net assets of acquired businesses               439                   595
                                                                            ---------------      -----------------
                                                                                  53,377                53,921
                                                                            ---------------      -----------------
         Earnings from continuing operations before interest and income
            taxes                                                                 33,110                26,841
Interest expense                                                                   1,566                 2,114
                                                                            ---------------      -----------------
         Earnings from continuing operations before income taxes                  31,544                24,727
Provision for income taxes                                                        12,854                10,250
                                                                            ---------------      -----------------
         Earnings from continuing operations                                      18,690                14,477
Discontinued operations:
   Loss from discontinued operations, net of income tax benefit of
     $161,000 in 1997                                                                 --                  (232)
                                                                            ---------------      -----------------
         Net income                                                         $     18,690         $      14,245
                                                                            ===============      =================
Net income per share (basic and diluted):
   From continuing operations                                               $       0.34         $        0.26
   From discontinued operations                                                       --                    --
                                                                            ---------------      -----------------
          Net income                                                        $       0.34         $        0.26
                                                                            ===============      =================
Weighted average shares outstanding:
   Basic                                                                          54,608                54,686
                                                                            ===============      =================
   Diluted                                                                        55,678                54,957
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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   TWENTY-SIX WEEKS ENDED
                                                                            --------------------------------------
                                                                              AUGUST 1,             AUGUST 2,
                                                                                 1998                  1997
                                                                            ---------------      -----------------
Net sales                                                                   $   339,787          $     321,488
Cost of goods sold, occupancy and buying expenses                               194,172                189,400
                                                                            ---------------      -----------------
         Gross profit                                                           145,615                132,088
                                                                            ---------------      -----------------
Selling, general and administrative expenses:
   Operating expenses                                                            91,347                 87,431
   Depreciation and leasehold amortization                                       11,537                 12,956
   Amortization of cost in excess of net assets of acquired businesses              881                  1,194
                                                                            ---------------      -----------------
                                                                                103,765                101,581
                                                                            ---------------      -----------------
         Earnings from continuing operations before interest and
              income taxes                                                       41,850                 30,507
Interest expense                                                                  3,788                  4,624
                                                                            ---------------      -----------------
         Earnings from continuing operations before income taxes                 38,062                 25,883
Provision for income taxes                                                       15,526                 10,717
                                                                            ---------------      -----------------
         Earnings from continuing operations                                     22,536                 15,166
Discontinued operations:
   Loss from discontinued operations, net of income tax benefit of
     $430,000 in 1997                                                                --                   (629)
                                                                            ---------------      -----------------
         Net income                                                         $    22,536          $      14,537
                                                                            ===============      =================
Net income per share (basic and diluted):
   From continuing operations                                               $      0.41          $        0.28
   From discontinued operations                                                      --                  (0.02)
                                                                            ---------------      -----------------
         Net income                                                         $      0.41          $        0.26
                                                                            ===============      =================
Weighted average shares outstanding:
   Basic                                                                         54,662                 54,643
                                                                            ===============      =================
   Diluted                                                                       55,571                 54,953
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


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                     -----------------------------------------
                                                                                        AUGUST 1,               AUGUST 2,
                                                                                           1998                   1997
                                                                                     -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    22,536            $    14,537
                                                                                     -----------------      ------------------
   Adjustments to reconcile net income to net cash provided by continuing operations:

      Depreciation and amortization                                                          12,418                 14,151
      Loss from discontinued operations, net of tax benefits                                     --                    629
      Compensation expense - stock grants                                                        --                    341
      Accretion of debt discount                                                                179                    170
      Changes in operating assets and liabilities -
            Changes in assets:
             Accounts receivable                                                               (189)                (1,992)
             Inventory                                                                       10,289                 30,096
             Prepaid rent                                                                        94                   (241)
             Other current assets                                                            12,573                 (2,423)
             Other assets                                                                     1,494                 (4,054)
             Changes in liabilities:
             Accounts payable                                                                 6,406                 12,640
             Accrued expenses                                                                 4,664                 14,062
             Accrued restructuring expenses                                                  (1,599)                (5,302)
                                                                                     -----------------      ------------------
                                                                                             46,329                 58,077
                                                                                     -----------------      ------------------
            Net cash provided by continuing operations                                       68,865                 72,614
            Net cash used in discontinued operations                                         (2,420)                (1,392)
                                                                                     -----------------      ------------------
            Net cash provided by operating activities                                        66,445                 71,222
                                                                                     -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (14,067)               (15,831)
   Capital expenditures - discontinued operations                                                --                   (258)
                                                                                     -----------------      ------------------
            Net cash used in investing activities                                           (14,067)               (16,089)
                                                                                     -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                                29,000                 51,600
   Principal payments on revolving credit facilities                                        (41,400)              (102,100)
   Principal payments on long-term debt                                                         (25)                  (316)
   Payment of deferred financing costs                                                         (629)                  (138)
   Payments for stock repurchases                                                            (4,491)
   Proceeds from exercise of stock options                                                      246                     21
                                                                                     -----------------      ------------------
            Net cash used in financing activities                                           (17,299)               (50,933)
                                                                                     -----------------      ------------------
   Effect of exchange rate changes on cash and cash equivalents                               1,634                    966
                                                                                     -----------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    36,713                  5,166

CASH AND CASH EQUIVALENTS, beginning of period                                                3,372                  5,589
                                                                                     -----------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                                $    40,085            $    10,755
                                                                                     =================      ==================

                            (Continued on next page)


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                     -----------------------------------------
                                                                                        AUGUST 1,               AUGUST 2,
                                                                                           1998                   1997
                                                                                     -----------------      ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                          $      3,568           $     4,481
                                                                                     =================      ==================
      Income taxes, net of refunds received                                             $     (5,518)          $     2,487
                                                                                     =================      ==================

   Non-cash activities-
      Write-down of property and equipment against accrued restructuring
         expenses                                                                       $      3,835           $     2,272
                                                                                     =================      ==================


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 31, 1998 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and twenty-six weeks ended August 1, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

NOTE 2 - RECLASSIFICATIONS:

The accompanying consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended August 2, 1997 and notes thereto have been reclassified to reflect EyeX, the Company's optical segment, as a discontinued operation.

NOTE 3 - ACCRUED RESTRUCTURING EXPENSES:

During the second quarter of 1998, $3.6 million of the accrual for restructuring expenses was utilized for write-downs of property and equipment, lease exit, inventory stocking and handling, and severance costs related to corporate restructuring and store closings. Of the approximately 250 store closures included in the restructuring plan, 82 stores have been closed as of the end of second quarter, 1998. The Company plans to substantially complete the restructuring plan during fiscal 1998 with some costs continuing into fiscal 1999.

NOTE 4 - COMPREHENSIVE INCOME:

Total comprehensive income consists of the following:

                                                                  THIRTEEN WEEKS ENDED
                                                           -----------------------------------
                                                              AUGUST 1,          AUGUST 2,
                                                                1998                1997
                                                           ----------------    ---------------
                                                                     (IN THOUSANDS)
      Net income                                           $    18,690         $    14,245
      Foreign currency translation adjustment                   (1,706)             (1,801)
                                                           ----------------    ---------------
             Total comprehensive income                    $    16,984         $    12,444
                                                           ================    ===============

                                                                 TWENTY-SIX WEEKS ENDED
                                                           -----------------------------------
                                                             AUGUST 1,          AUGUST 2,
                                                               1998                1997
                                                           --------------    -----------------
                                                                     (IN THOUSANDS)
      Net income                                           $    22,536       $    14,537
      Foreign currency translation adjustment                     (880)           (1,723)
                                                           --------------    -----------------
             Total comprehensive income                    $    21,656       $    12,814
                                                           ==============    =================


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5 - EARNINGS PER SHARE:

Basic and diluted earnings per share for income from continuing operations is computed as follows:

                                                                           THIRTEEN WEEKS ENDED
                                                                    -------------------------------------
                                                                         AUGUST 1,          AUGUST 2,
                                                                            1998               1997
                                                                       ---------------    ---------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Numerator:
                 Earnings from continuing operations                   $   18,690         $  14,477
                                                                       ===============    ===============
           Denominator:
                Denominator for basic earnings per share                   54,608            54,686
                Effect of dilutive securities-
                  Options to purchase common stock                          1,070               271
                                                                       ---------------    ---------------
                Denominator for diluted earnings per share                 55,678            54,957
                                                                       ===============    ===============
           Earnings per share from continuing operations:
                  Basic and diluted                                    $     0.34         $    0.26
                                                                       ===============    ===============

           Antidilutive securities not included
               in the diluted earnings per share computation:

               Options to purchase common stock                               571             1,848
               Exercise prices                                         $    11.25         $    7.00
                                                                              to                to
                                                                       $    30.81         $   30.81

               Convertible subordinated debt                           $  115,000         $ 115,000
               Conversion price                                        $    30.25         $   30.25

                                                                           TWENTY-SIX WEEKS ENDED
                                                                    -------------------------------------
                                                                         AUGUST 1,          AUGUST 2,
                                                                            1998               1997
                                                                       ---------------    ---------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Numerator:
                 Earnings from continuing operations                   $   22,536         $  14,537
                                                                       ===============    ===============
           Denominator:
                Denominator for basic earnings per share                   54,662            54,643
                Effect of dilutive securities-
                  Options to purchase common stock                            909               310
                                                                       ---------------    ---------------
                Denominator for diluted earnings per share                 55,571            54,953
                                                                       ===============    ===============
           Earnings per share from continuing operations:
                  Basic and diluted                                    $     0.41         $    0.28
                                                                       ===============    ===============
           Antidilutive securities not included
               in the diluted earnings per share computation:

               Options to purchase common stock                             2,037             1,903
               Exercise prices                                         $    11.25         $    7.00
                                                                              to                to
                                                                       $    30.81         $   30.81

               Convertible subordinated debt                           $  115,000         $ 115,000
               Conversion price                                        $    30.25         $   30.25

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

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

NOTE 7 - SUBSEQUENT EVENTS:

IRS Audit Settlement-

         In August 1998, the Company and the Internal Revenue Service ("IRS") reached an agreement concerning the IRS examination of the Company's federal income tax returns for fiscal 1992 through 1994 and certain deductions reported thereon. The final settlement of the audit will have no impact on the results of operations of the Company.

Repurchase of Common Stock-

         During March 1998, the Board of Directors authorized the repurchase of up to 7.5 million shares of Sunglass Hut's common stock. As of the end of the second quarter, the Company had repurchased 450,000 shares of Sunglass Hut common stock at a cost of approximately $4.5 million. Since that date through September 14, 1998, the Company repurchased an additional 4.5 million shares at a cost of approximately $29.0 million, and through this date has cumulatively repurchased 5.0 million shares at a cost of approximately $33.5 million.

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

ABILITY TO IMPLEMENT 1997 RESTRUCTURING PLAN

The Company's 1997 restructuring plan includes the closure of approximately 250 marginal or unprofitable locations. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS

The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in May 1996. Accordingly, its operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, lack of experience and customer acceptance, inventory obsolescence risks, ability to secure new store sites on a timely basis and on satisfactory terms, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that Watch Station will be able to duplicate the growth of the Company's Sunglass Hut stores or that it will achieve sales and profitability levels that justify the Company's investment therein. Expansion of Watch Station also involves other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with the concept's higher dependence on holiday season sales and lower gross margin, and (iv) risks associated with unanticipated problems or legal liabilities.

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

Although the Company has acquired competitors in the past and considers acquiring additional smaller chains of specialty retailers on an ongoing basis, there can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations will be successfully integrated. Moreover, the consolidation of the domestic specialty sunglass retail industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining independent companies.

MERCHANDISING AND CONCENTRATION OF SUPPLIERS

The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. Moreover, there can be no assurance that the Company's plan to reduce vendor and total unit presentation will not limit the Company's ability to return and/or exchange product, limit the Company's ability to take advantage of emerging fashion trends or otherwise negatively impact its future results of operations.

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

SEASONALITY

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced higher net sales and operating results in the second quarter, and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Watch Station.

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

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station, and it is currently anticipated that this concept will continue to expand in fiscal 1998. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores (including 351 Sunsations stores acquired in 1995 and accounted for as a pooling of interests) as of fiscal yearend 1993 to 2,051 specialty sunglass and 95 Watch Station locations as of the quarter ended August 1, 1998. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements, new store additions, the implementation of the 1997 restructuring plan and common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of the revolving credit facility in April 2001, the maturity of the $115 million Convertible Subordinated Notes in

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit facility with a borrowing base of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit agreement. As of September 11, 1998, the Company's borrowing base was approximately $53 million. BankBoston's commitment to fund revolving credit borrowings will reduce to $65 million effective February 1, 1999. The credit facility includes up to $10 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 1.50%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which repurchases are subject to a minimum remaining borrowing availability of $10 million).

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of August 1, 1998, the Company had no outstanding borrowings under its credit facility, reflecting a reduction of $12.6 million in debt since the beginning of the year. Approximately $1.6 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash provided by operating activities was $66.5 million for the first six months of fiscal 1998 compared to net cash provided by operating activities of $71.2 million for the same period in fiscal 1997. The difference between the Company's net income and operating cash flow in fiscal 1998 is primarily attributable to the reduction of inventory, usage of deferred tax assets included in other current assets, non-cash charges for depreciation and amortization, and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $14.1 million for the first six months of fiscal 1998 compared to $16.1 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores. The decrease in 1998 capital expenditures is due to a lower level of new store and remodel construction activity.

Net cash used in financing activities was $17.3 million for the first six months of fiscal 1998 compared to net cash used of $50.9 million for the same period of last year, primarily due to a net reduction in the amount outstanding under the revolving credit facility. Net cash used in financing activities in 1998 primarily consists of cash outflows for debt repayments and stock repurchases. Cash used in financing activities will increase in the third quarter of 1998 as a result of payments for stock repurchases. See Note 7 in the Notes to Consolidated Financial Statements for further information.

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 120 locations in fiscal 1998 and other working capital requirements, including cash expenditures associated with restructuring activities, through at least fiscal 1998. The Company believes it has adequate liquidity to fund its stock repurchase program.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

(Amounts for 1997 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.)

QUARTER ENDED AUGUST 1, 1998 COMPARED TO QUARTER ENDED AUGUST 2, 1997

Net sales increased $7.9 million, or 4.3%, to $193.1 million during the quarter ended August 1, 1998 compared to $185.2 million for the same period of fiscal 1997. This increase reflects sales from new stores opened during the second quarter of fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $2.9 million, while an increase in comparable store sales of 2.8% accounted for approximately $5.0 million of this increase.

Gross profit increased $5.7 million, or 7.1%, to $86.5 million during the quarter ended August 1, 1998 compared to $80.8 million for the same period of fiscal 1997, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 1.2 percentage points to 44.8% for the second quarter of fiscal 1998 from 43.6% for the same period of fiscal 1997. Gross profit as a percentage of sales increased in the second quarter of fiscal 1998 primarily due to reduced clearance activity and improved vendor terms.

Operating expenses increased $364,000, or .8%, during the second quarter of fiscal 1998 compared to the same period of fiscal 1997. Operating expenses as a percentage of net sales were 24.4% in 1998 and 25.2% in 1997. 1997 operating expenses include a charge of $1.7 million recorded in connection with the resignation of the Company's former President and Chief Executive Officer.

Depreciation and leasehold amortization expense decreased $752,000, or 11.4%, to $5.8 million during the second quarter of fiscal 1998 compared to $6.6 million for the same period of fiscal 1997, primarily reflecting the positive impact of a lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the restructuring plan during 1997 and 1998.

Interest expense decreased $548,000 to $1.6 million during the second quarter of fiscal 1998, compared to $2.1 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The net loss from discontinued operations reflects the operating losses of EyeX, the Company's optical segment, net of taxes.

The Company reported net income of $0.34 per share, or $18.7 million, during the second quarter of 1998 compared to net income of $0.26 per share, or $14.2 million for the same period of fiscal 1997.

FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

Net sales increased $18.3 million, or 5.7%, to $339.8 million during the first six months of fiscal 1998 compared to $321.5 million for the same period of fiscal 1997. This increase reflects sales from new stores opened during the first six months of fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $8.4 million, while an increase in comparable store sales of 3.2% accounted for approximately $9.9 million of this increase.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased $13.5 million, or 10.2%, to $145.6 million during the first six months of fiscal 1998 compared to $132.1 million for the same period of fiscal 1997, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 1.8 percentage points to 42.9% for the first six months of fiscal 1998 from 41.1% for the same period of fiscal 1997. Gross profit as a percentage of sales increased in the first six months of fiscal 1998 primarily due to reduced clearance activity and improved vendor terms.

Operating expenses increased $3.9 million, or 4.5%, during the first six months of fiscal 1998 compared to the same period of fiscal 1997. Operating expenses as a percentage of net sales were 26.9% in 1998 and 27.2% in 1997.

Depreciation and leasehold amortization expenses decreased $ 1.4 million, or 11.0%, to $11.5 million during the first six months of fiscal 1998 compared to $12.9 million for the same period of fiscal 1997, primarily reflecting the positive impact of a lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the restructuring plan during 1997 and 1998.

Interest expense decreased $836,000 to $3.8 million for the first six months of fiscal 1998, compared to $4.6 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The net loss from discontinued operations reflects the operating losses of EyeX, the Company's optical segment, net of taxes.

The Company reported net income of $0.41 per share, or $22.5 million, during the first six months of fiscal 1998 compared to net income of $0.26 per share, or $14.5 million, for the same period of fiscal 1997.

SEASONALITY AND QUARTERLY RESULTS

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months) and, to a lesser extent, the fourth quarter (reflecting increased demand during the calendar yearend holiday selling season).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount of timing of sales contributed by new stores, the integration of new stores into the operations of the Company and the timing of planned store closures, as well as other factors. The addition of a large number of new stores can therefore significantly effect results of operations on a quarter-to-quarter basis.

YEAR 2000 COMPLIANCE

The Company has substantially completed an assessment of its present management information systems' ability to recognize and process data containing dates beyond December 31, 1999. A portion of the Company's needs are being addressed with the implementation of new software for the human resources function (which was put in service in May 1997), and new financial software which is expected to be in service in the third quarter of 1998. The Company's 1998 capital plan includes upgrades and modifications to its remaining major system - for merchandising and inventory management - that will address Year 2000 compliance for this system. The Company has communicated with its vendors and other major suppliers, and is in the process of performing testing for changes made to address the Year 2000 compliance.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company plans to use both internal and external sources to complete Year 2000 reprogramming, software replacement and testing. Preliminary plans anticipate completion of the implementation of the systems discussed above and other remedial work by the second quarter of 1999. The total remaining cost of the remedial work will be reflected in the Company's consolidated statements of income as incurred, and management does not believe these costs will have a material adverse effect on the results of operations of the Company.

The costs of the projects and the date on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel and the ability to identify and correct all relevant computer codes.

CONVERSION TO EURO

The European Economic Union will begin conversion of its various currencies to the "Euro" on January 1, 1999. The Company is evaluating what effect, if any, the conversion to the "Euro" will have on the Company's activities. The Company believes this conversion will not have a material effect on its results of operations or liquidity.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting") for the following purposes:

         1. To elect two members to the Company's Board of Directors to hold office until the Company's 2001 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

         2. To transact such other business as may properly come before the Annual Meeting and any adjournments or postponements thereof.

The votes cast at the Annual Meeting were as follows:

         1.    Election Directors:

               James N. Hauslein -
                      For                              46,235,723
                      Withheld                            224,421

         2.    Robert C. Grayson -
                      For                              46,240,886
                      Withheld                            219,258

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                27         Financial Data Schedule(1)

---------------
         (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended August 1, 1998.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGLASS HUT INTERNATIONAL, INC.

Date:  September 15, 1998        By:     /S/JOHN X. WATSON
                                         --------------------------------------
                                         John X. Watson
                                         President, Chief Executive Officer and
                                         Director
                                         (principal executive officer)

Date: September 15, 1998         By:     /S/LARRY G. PETERSEN
                                         --------------------------------------
                                         Larry G. Petersen
                                         Senior Vice President-Finance
                                         and Chief Financial Officer
                                         (principal financial officer)

Date: September 15, 1998         By:     /S/GEORGE L. PITA
                                         --------------------------------------
                                         George L. Pita
                                         Vice President-Finance
                                         (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------

  27                      Financial Data Schedule