Form 10-Q
period 1998-10-31
SUNGLASS HUT INTERNATIONAL INC
filed 1998-12-15
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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

       Registrant's telephone number, including area code: (305) 461-6100
                                                           --------------

--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 47,307,618 (as of December 7, 1998).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                           ----

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

      Consolidated Balance Sheets as of October 31, 1998 (Unaudited)
      and January 31, 1998....................................................3

      Consolidated Statements of Operations for the Thirteen Weeks
      Ended October 31, 1998 and November 1, 1997 (Unaudited).................4

      Consolidated Statements of Operations for the Thirty-Nine Weeks
      Ended October 31, 1998 and November 1, 1997 (Unaudited).................5

      Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
      Ended October 31, 1998 and November 1, 1997 (Unaudited).................6

      Notes to Condensed Consolidated Financial Statements (Unaudited)........8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................13

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.....................................23
        Signatures...........................................................24

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      OCTOBER 31,        JANUARY 31,
                                                                          1998              1998
                                                                    -----------------  ----------------
                                                                      (Unaudited)
                               ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                          $  3,047          $   3,372
    Accounts receivable                                                   4,749              3,612
    Inventory                                                            91,390            101,965
    Prepaid rent                                                          7,382              7,707
    Other current assets                                                 21,860             42,777
    Net assets of discontinued operations                                 1,907              2,461
                                                                    -----------------  ----------------
                  Total current assets                                  130,335            161,894


 PROPERTY AND EQUIPMENT, net of accumulated depreciation
    and amortization of $88,550 and $76,968                              99,367            101,069


 COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES,
    net of accumulated amortization of $28,216
    and $28,408                                                          22,791             25,083
 OTHER ASSETS                                                            16,795             12,327
                                                                    -----------------  ----------------
                  Total assets                                         $269,288          $ 300,373
                                                                    =================  ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                   $ 28,203          $  18,079
    Accrued payroll and related taxes                                     6,457              7,388
    Accrued rent                                                          9,420              7,019
    Accrued expenses                                                     27,959             29,988
    Accrued restructuring expenses                                       15,612             25,789
    Current portion of long-term debt                                       150             12,575
                                                                    -----------------  ----------------
                  Total current liabilities                              87,801            100,838

 LONG-TERM DEBT, net of current portion and unamortized discount        118,856            112,803
                                                                    -----------------  ----------------
                  Total liabilities                                     206,657            213,641
                                                                    -----------------  ----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Preferred stock                                                          --                 --
    Common stock                                                            478                547
    Additional paid-in capital                                          123,734            166,008
    Accumulated deficit                                                 (58,005)           (76,536)
    Accumulated other comprehensive income                               (3,576)            (3,287)
                                                                    -----------------  ----------------
                  Total stockholders' equity                             62,631             86,732
                                                                    -----------------  ----------------
                  Total liabilities and stockholders' equity           $269,288          $ 300,373
                                                                    =================  ================

            See notes to condensed consolidated financial statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THIRTEEN WEEKS ENDED
                                                              --------------------------------
                                                              OCTOBER 31,       NOVEMBER 1,
                                                                  1998              1997
                                                              -------------    ---------------
Net sales                                                      $ 122,832       $   122,355
Cost of goods sold, occupancy and buying expenses                 77,792            79,409
                                                              -------------    ---------------
        Gross profit                                              45,040            42,946
                                                              -------------    ---------------
Selling, general and administrative expenses:
   Operating expenses                                             43,656            41,485
   Depreciation and leasehold amortization                         6,161             6,801
   Amortization of cost in excess of net assets of
     acquired business                                               439               588
                                                              -------------    ---------------
                                                                  50,256            48,874
                                                              -------------    ---------------
        Loss from continuing operations before interest and
          Income taxes                                            (5,216)           (5,928)
Interest expense                                                   1,542             1,718
                                                              -------------    ---------------
        Loss from continuing operations before income taxes       (6,758)           (7,646)
Benefit for income taxes                                          (2,753)           (3,179)
                                                              -------------    ---------------
        Loss from continuing operations                           (4,005)           (4,467)
Discontinued operations:
   Loss from discontinued operations, net of income tax
      benefit of $440,000 in 1997                                     --              (633)
                                                              -------------    ---------------
Net loss                                                        $ (4,005)      $    (5,100)
                                                              =============    ===============
Net loss per share (basic and diluted):
   From continuing operations                                   $  (0.08)      $     (0.08)
   From discontinued operations                                       --             (0.01)
                                                              -------------    ---------------
         Net loss                                               $  (0.08)      $     (0.09)
                                                              =============    ===============
Weighted average shares outstanding:
   Basic                                                          50,028            54,689
                                                              =============    ===============
   Diluted                                                        50,028            54,689
                                                              =============    ===============

            See notes to condensed consolidated financial statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THIRTY-NINE WEEKS ENDED
                                                                ------------------------------
                                                                OCTOBER 31,     NOVEMBER 1,
                                                                    1998            1997
                                                                -------------  ---------------
Net sales                                                        $ 462,618     $   443,843
Cost of goods sold, occupancy and buying expenses                  271,963         268,809
                                                                -------------  ---------------
        Gross profit                                               190,655         175,034
                                                                -------------  ---------------
Selling, general and administrative expenses:
   Operating expenses                                              135,001         128,915
   Depreciation and leasehold amortization                          17,698          19,757
   Amortization of cost in excess of net assets of acquired
     businesses                                                      1,320           1,782
                                                                -------------  ---------------
                                                                   154,019         150,454
                                                                -------------  ---------------
        Earnings from continuing operations before interest
          and income taxes                                          36,636          24,580
Interest expense                                                     5,331           6,342
                                                                -------------  ---------------
        Earnings from continuing operations before income taxes     31,305          18,238
Provision for income taxes                                          12,773           7,538
                                                                -------------  ---------------
        Earnings from continuing operations                         18,532          10,700
Discontinued operations:
  Loss from discontinued operations, net of income tax benefit
    of $870,000 in 1997                                                 --          (1,262)
                                                                -------------  ---------------
     Net income                                                   $ 18,532       $   9,438
                                                                =============  ===============
Net income per share:
     Basic -
         From continuing operations                               $   0.35       $    0.19
         From discontinued operations                                   --           (0.02)
                                                                -------------  ---------------
               Net income                                         $   0.35       $    0.17
                                                                =============  ===============
     Diluted -
         From continuing operations                               $   0.34       $    0.19
         From discontinued operations                                   --           (0.02)
                                                                -------------  ---------------
               Net income                                         $   0.34       $    0.17
                                                                =============  ===============
Weighted average shares outstanding:
   Basic                                                            53,117          54,658
                                                                =============  ===============
   Diluted                                                          53,868          54,988
                                                                =============  ===============


            See notes to condensed consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                THIRTY-NINE WEEKS ENDED
                                                                                ------------------------
                                                                                OCTOBER 31,   NOVEMBER 1,
                                                                                     1998         1997
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    18,532   $    9,438
                                                                                -----------   -----------
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Depreciation and amortization                                                   19,018       21,539
     Loss from discontinued operations, net of tax benefits                              --        1,262
     Compensation expense - stock grants                                                 --          465
     Accretion of debt discount                                                         253          257
     Changes in operating assets and liabilities -
          Changes in assets:
           Accounts receivable                                                       (1,137)        (565)
           Inventory                                                                 10,575       20,124
           Prepaid rent                                                                 325         (504)
           Other current assets                                                      24,167       (1,931)
           Other assets                                                              (4,971)      (3,959)
          Changes in liabilities:
           Accounts payable                                                          10,124       20,114
           Accrued expenses                                                            (619)       8,643
           Accrued restructuring expenses                                            (3,455)      (6,469)
                                                                                -----------   -----------
                                                                                     54,280       58,976
                                                                                -----------   -----------
          Net cash provided by continuing operations                                 72,812       68,414
          Net cash used in discontinued operations                                   (3,466)      (2,026)
                                                                                -----------   -----------
          Net cash provided by operating activities                                  69,346       66,388
                                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (22,122)     (24,688)
   Capital expenditures - discontinued operations                                       (31)        (397)
                                                                                -----------   -----------
          Net cash used in investing activities                                     (22,153)     (25,085)
                                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                        34,800       68,900
   Principal payments on revolving credit facilities                                (41,400)    (113,200)
   Principal payments on long-term debt                                                 (25)        (316)
   Payment of deferred financing costs                                                 (629)        (240)
   Payments for stock repurchases                                                   (42,722)          --
   Proceeds from exercise of stock options                                              246           21
                                                                                -----------   -----------
          Net cash used in financing activities                                     (49,730)     (44,835)
                                                                                -----------   -----------
   Effect of exchange rate changes on cash and cash equivalents                       2,212          850
                                                                                -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (325)      (2,682)

CASH AND CASH EQUIVALENTS, beginning of period                                        3,372        5,589
                                                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                                              3,047        2,907
                                                                                ===========   ===========


                                   (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THIRTY-NINE WEEKS ENDED
                                                                       --------------------------------
                                                                       OCTOBER 31,       NOVEMBER 1,
                                                                           1998             1997
                                                                       -----------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                          $     3,650     $         4,563
                                                                       ===========     ================
     Income taxes, net of refunds received                             $   (16,576)    $         6,451
                                                                       ===========     ================

   Non-cash activities-
     Write-down of property and equipment against accrued
       restructuring expenses                                          $     5,618     $         3,824

     Write-down of other assets against accrued restructuring
       expenses                                                              1,297                 757
                                                                       -----------     ----------------
                                                                       $     6,915     $         4,581
                                                                       ===========     ================


            See notes to condensed consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 31, 1998 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

NOTE 2 - RECLASSIFICATIONS:

The accompanying consolidated statements of income and cash flows for the thirteen and thirty-nine weeks ended November 1, 1997 and notes thereto have been reclassified to reflect EyeX, the Company's optical segment, as a discontinued operation.

NOTE 3- RESTRUCTURING EXPENSES:

In the fourth quarter of 1997, management performed an assessment of the recoverability of the Company's asset base and, as a result, recorded $54.7 million ($34.8 net of tax benefits) for restructuring expenses and asset impairment charges (the "250 Store Restructuring"). Pre-tax restructuring charges of $23.5 million related to the closing of approximately 250 marginal or unprofitable locations and consisted of non-cash charges of $12.9 million for fixed and other asset write-downs and cash charges of $10.6 million for lease exit and other incremental exit costs. The Company anticipates that the planned closures of the 250 store restructuring will be substantially completed during fiscal 1998 with approximately 30 closings continuing into fiscal 1999.

During the third quarter of 1998, the Company assessed the amounts recorded with its 250 Store Restructuring plan, and determined that as a result of favorable experience in store closing costs, a reversal of previously accrued expenses of approximately $3.9 million was required. Additionally, during the third quarter, the Company adopted a plan for the closure of approximately 150 additional store and licensed department locations (the "150 Store Restructuring"). Restructuring expenses associated with this plan are approximately $4.1 million. These items are reflected in operating expenses in the accompanying statements of operations.

As of October 31, 1998, the Company had closed approximately 150 of the 250 stores included in the 250 Store Restructuring plan. The Company has realized favorable results in relation to store closures in that actual cash payments for lease exit costs and other incremental costs have been less than originally estimated and provided for. Management has evaluated the remaining accrued restructuring expenses and believes that the Company will continue to experience favorable results in lease exit and other incremental costs related to the remaining store closings. As a result, during the third quarter of 1998, the Company reduced the 250 Store Restructuring accrual by approximately $3.9 million.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3- RESTRUCTURING EXPENSES (CONTINUED):

Additionally, during the third quarter of 1998, as management continued the evaluation of its asset base, a formal plan was adopted for the closure of approximately 150 additional store locations including approximately 75 licensed department locations. The Company anticipates that these closures will be substantially completed during fiscal 1999. The Company estimates that the charges to be incurred in connection with this plan will approximate $4.1 million consisting of $3.1 million of non-cash charges for fixed and other asset write-downs and cash charges of $1.0 million for lease exit and other incremental costs. As a result, the Company has recorded a provision for restructuring expenses of $4.1 million during the third quarter of 1998.

The following table summarizes the activity in accrued restructuring expenses during the period from February 1, 1998 through October 31, 1998:

    Balance as of February 1, 1998                                     $ 25,789

    Fixed and other asset write-downs/impairments                        (6,915)

    Cash payments related to lease exit and other incremental costs      (3,455)

    Reversal of restructuring expenses related to the 250 Store
      Restructuring(1)                                                   (3,862)

    Provision for additional store closures related to the 150 Store
      Restructuring(1)                                                    4,055
                                                                      ---------
    Balance as of October 31, 1998                                    $  15,612
                                                                      =========

(1) Included in operating expenses in the accompanying statements of operations

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 4 - COMPREHENSIVE INCOME:

Total comprehensive income consists of the following:

                                                    THIRTEEN WEEKS ENDED
                                                 ----------------------------
                                                 OCTOBER 31,     NOVEMBER 1,
                                                    1998            1997
                                                 ------------    ------------
                                                       (In thousands)
   Net loss                                      $   (4,005)     $  (5,100)
   Foreign currency translation adjustment              591           (403)
                                                 ------------    ------------
         Total comprehensive income              $   (3,414)     $  (5,503)
                                                 ============    ============

                                                   THIRTY-NINE WEEKS ENDED
                                                 ----------------------------
                                                 OCTOBER 31,     NOVEMBER 1,
                                                    1998            1997
                                                 ------------    ------------
                                                       (In thousands)

   Net income                                    $  18,532       $   9,438
   Foreign currency translation adjustment            (289)         (2,126)
                                                 ------------    ------------
         Total comprehensive income              $  18,243       $   7,312
                                                 ============    ============


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5 - EARNINGS ( LOSS) PER SHARE:

Basic and diluted earnings (loss) per share from continuing operations is computed as follows:

                                                             THIRTEEN WEEKS ENDED
                                                          -----------------------------
                                                           OCTOBER 31,      NOVEMBER 1,
                                                              1998             1997
                                                           ------------   -------------
                                                            (In thousands, except per
                                                                   share data)
   Numerator:
        Loss from continuing operations                    $     (4,005)  $      (4,467)
                                                           ============   =============
   Denominator:
       Denominator for basic earnings per share                  50,028          54,689
       Effect of dilutive securities -
         Options to purchase common stock                            --              --
                                                           ------------   ------------
       Denominator for diluted earnings per share                50,028          54,689
                                                           ============   =============
   Loss per share from continuing operations:
         Basic and diluted                                 $      (0.08)  $       (0.08)
                                                           ============   =============
   Antidilutive securities not included
     in the diluted earnings per share computation:

      Options to purchase common stock                            4,725           2,845
      Exercise prices                                      $       0.25   $        0.25
                                                                     to              to
                                                           $      30.81   $       30.81

      Convertible subordinated debt                        $    115,000   $     115,000
      Conversion price                                     $      30.25   $       30.25

                                                              THIRTY-NINE WEEKS ENDED
                                                          -----------------------------
                                                           OCTOBER 31,     NOVEMBER 1,
                                                              1998            1997
                                                           ------------   -------------
                                                            (In thousands, except per
                                                                   share data)
   Numerator:
        Earnings from continuing operations                $     18,532   $      10,700
                                                           ============   =============
   Denominator:
       Denominator for basic earnings per share                  53,117          54,658
       Effect of dilutive securities -
         Options to purchase common stock                           751             330
                                                           ------------   -------------
       Denominator for diluted earnings per share                53,868          54,988
                                                           ============   =============
   Earnings per share from continuing operations:
         Basic                                             $       0.35   $        0.19
                                                           ============   =============
         Diluted                                           $       0.34   $        0.19
                                                           ============   =============
   Antidilutive securities not included
      in the diluted earnings per share computation:
      Options to purchase common stock                              950           1,709
      Exercise prices                                      $       3.75   $        7.19
                                                                     to              to
                                                           $      30.81   $       30.81
      Convertible subordinated debt                        $    115,000   $     115,000
      Conversion price                                     $      30.25   $       30.25


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


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

NOTE 7 - REPURCHASE OF COMMON STOCK:

In March 1998, the Board of Directors authorized the repurchase of up to 7.5 million shares of the Company's outstanding common stock and in November 1998, the Board of Directors had authorized the repurchase of up to an additional 8.0 million shares of the Company's outstanding common stock. To date, the Company has repurchased 7.4 million shares under these authorizations at a cost of approximately $45.0 million.

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

ABILITY TO IMPLEMENT RESTRUCTURING PLANS

The Company's restructuring plans include the closure of approximately 400 marginal or unprofitable locations. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change (see Note 3 of notes to condensed consolidated financial statements).

RISKS OF NEW SPECIALTY STORE CONCEPTS AND LOCATIONS

The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and has opened several combo store locations (featuring both sunglass and watch product offerings) during fiscal 1998. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that these concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein. Expansion of these concepts or any other related concepts also involve other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention either from or to the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with the concept's higher dependence on holiday season sales and lower gross margin, and
(iv) risks associated with unanticipated problems or legal liabilities.

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

MERCHANDISING AND CONCENTRATION OF SUPPLIERS

The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. Moreover, there can be no assurance that the Company's plan to reduce vendor and total unit presentation, or vendor consolidation or other changes in the sunglass or watch manufacturing industry will not limit the Company's ability to return and/or exchange product, limit the Company's ability to take advantage of emerging fashion trends or otherwise negatively impact its future results of operations.

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
           RESULTS OF OPERATIONS (CONTINUED)

During fiscal 1998, Bausch & Lomb (including Ray-Ban, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 23% and 26%, respectively, of the Company's total merchandise purchases. On November 18, 1998, Bausch & Lomb announced that it was undertaking an evaluation of strategic options for its eyewear business. Alternatives to be considered include joint ventures, sale, spin-off or other business combinations.

YEAR 2000 READINESS

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems were only recently acquired and installed, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by mid-fiscal 1999. The Company has also developed a plan of communication with significant business partners to obtain appropriate assurances that the Company's operations are not disrupted through these relationships and that the Year 2000 issues are resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a significant portion of the purchases from the Company's stores are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 problems that are not remedied by their credit card vendors.

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
           RESULTS OF OPERATIONS (CONTINUED)

DEPENDENCE ON KEY PERSONNEL

The Company's success and ability to properly manage its growth depends to a significant extent both upon the performance of its current senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. In addition, a substantial number of the Company's senior executives were hired in recent periods. The inability to recruit and retain such additional personnel, or the loss of service of any of the Company's current executive officers, could have a material adverse impact on the Company.

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

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with over 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station, and it is currently anticipated that this concept will continue to expand in fiscal 1998. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores (including 351 Sunsations stores acquired in 1995 and accounted for as a pooling of interests) as of fiscal yearend 1993 to 2,005 specialty sunglass and 105 Watch Station locations as of the quarter ended October 31, 1998. The Company's business strategy is to combine the operating efficiencies, extensive product assortment and everyday low prices of category dominant retailers with the level of customer service and ambiance characteristic of specialty retailers. The size of the Company's products allows the Company to use a wide variety of sales location formats, including malls, airports, on-street sites and licensed departments within department stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its inventory requirements, new store additions, the implementation of its restructuring plans and common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of the revolving credit facility in November 2001, the maturity of the $115 million Convertible Subordinated Notes in

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM  2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit facility with a borrowing availability of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit agreement. BankBoston's commitment to fund revolving credit borrowings depending on inventory levels will reduce to $65 million effective February 1, 1999. In November 1998 the Company amended this facility to incorporate a $15 million supplemental borrowing facility not dependent upon the Company's borrowing base. As of December 5, 1998, the Company's borrowing base was approximately $64.7 million and the Company was entitled to borrow up to an additional $15 million under the supplemental component of its facility. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.00%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which repurchases are subject to a minimum remaining borrowing availability of $12.5 million).

Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." As of October 31, 1998, borrowings under the credit facility totaled $5.8 million, reflecting a reduction of $6.6 million in debt since the beginning of the year. Approximately $1.2 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and to service other debt.

Net cash provided by operating activities was $69.3 million for the first nine months of fiscal 1998 compared to net cash provided by operating activities of $66.4 million for the same period in fiscal 1997. The difference between the Company's net income and operating cash flow in fiscal 1998 is primarily attributable to the reduction of inventory, usage of deferred tax assets included in other current assets, non-cash charges for depreciation and amortization, and increases in accounts payable.

Net cash used in investing activities was $22.2 million for the first nine months of fiscal 1998 compared to $25.1 million for the same period last year. Investing cash flows reflect capital expenditures, which are primarily related to new store expansion and the renovation of existing stores. The decrease in 1998 capital expenditures is due to a lower level of new store and remodel construction activity.

Net cash used in financing activities was $49.7 million for the first nine months of fiscal 1998 compared to net cash used of $44.8 million for the same period of last year, primarily due to a net reduction in the amount outstanding under the revolving credit facility and payments for stock repurchases.

Management believes that cash provided by operations together with borrowing availability under the Company's revolving credit facility will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 120 locations in fiscal 1998, amounts associated with the Company's stock repurchase program and other working capital requirements, including cash expenditures associated with restructuring activities, through at least the next twelve months.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM  2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

(Amounts for 1997 have been reclassified from amounts originally reported to segregate the effects of EyeX from continuing operations.)

QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED NOVEMBER 1, 1997

Net sales increased $477,000, or .4%, to $122.8 million during the quarter ended October 31, 1998 compared to $122.4 million for the same period of fiscal 1997. This increase reflects sales from new stores opened during the third quarter of fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $1.0 million, which was offset by a decrease in comparable store sales of .5% or $523,000.

Gross profit increased $2.1 million, or 4.9%, to $45.0 million during the quarter ended October 31, 1998 compared to $42.9 million for the same period of fiscal 1997, primarily due to an increase in gross profit percentage. As a percentage of net sales, gross profit increased 1.6 percentage points to 36.7% for the third quarter of fiscal 1998 from 35.1% for the same period of fiscal 1997. Gross profit as a percentage of sales increased in the third quarter of fiscal 1998 primarily due to reduced clearance activity and improved vendor terms.

Operating expenses increased $2.2 million, or 5.2% to $43.7 million during the third quarter of fiscal 1998 compared to $41.5 million for the same period of fiscal 1997. Operating expenses as a percentage of net sales were 35.5% in 1998 and 33.9% in 1997. This increase is primarily due to the negative leverage caused by the 0.5% decrease in comparable store sales.

During the third quarter of 1998, the Company assessed the amounts recorded with its 250 Store Restructuring plan, and determined that as a result of favorable experience in store closing costs, a reversal of previously accrued expenses of approximately $3.9 million was required. Additionally, during the third quarter, the Company adopted a plan for the closure of approximately 150 additional store and licensed department locations (the "150 Store Restructuring"). Restructuring expenses associated with this plan are approximately $4.1 million. These items are reflected in operating expenses in the accompanying statements of operations.

Depreciation and leasehold amortization expense decreased $640,000, or 9.4%, to $6.2 million during the third quarter of fiscal 1998 compared to $6.8 million for the same period of fiscal 1997, primarily reflecting the positive impact of a lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the Company's restructuring plans.

Interest expense decreased $176,000 to $1.5 million during the third quarter of fiscal 1998, compared to $1.7 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The net loss from discontinued operations in fiscal 1997 reflects the operating losses of EyeX, the Company's optical segment, net of income tax benefits.

The Company reported a net loss of $0.08 per share, or $4.0 million, during the third quarter of 1998 compared to a net loss of $0.09 per share, or $5.1 million for the same period of fiscal 1997.

FIRST NINE MONTHS OF 1998 COMPARED TO FIRST NINE MONTHS OF 1997

Net sales increased $18.8 million, or 4.2%, to $462.6 million during the first nine months of fiscal 1998 compared to $443.8 million for the same period of fiscal 1997. This increase reflects sales from new stores opened during the first nine months of fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $9.4 million, while an increase in comparable store sales of 2.2% accounted for $9.4 million of this increase.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM  2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased $15.6 million, or 8.9%, to $190.7 million during the first nine months of fiscal 1998 compared to $175.0 million for the same period of fiscal 1997, due to the increase in net sales and an increased gross profit percentage. As a percentage of net sales, gross profit increased 1.8 percentage points to 41.2% for the first nine months of fiscal 1998 from 39.4% for the same period of fiscal 1997. Gross profit as a percentage of sales increased in the first nine months of fiscal 1998 primarily due to reduced clearance activity and improved vendor terms.

Operating expenses increased $6.1 million, or 4.7%, to $135.0 million during the first nine months of fiscal 1998 compared to $128.9 million for the same period of fiscal 1997. Operating expenses as a percentage of net sales were 29.2% in 1998 and 29.0% in 1997.

Depreciation and leasehold amortization expenses decreased $2.1 million, or 10.4%, to $17.7 million during the first nine months of fiscal 1998 compared to $19.8 million for the same period of fiscal 1997, primarily reflecting the positive impact of a lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the restructuring plan during 1997 and 1998.

Interest expense decreased $1.0 million to $5.3 million for the first nine months of fiscal 1998, compared to $6.3 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The net loss from discontinued operations in fiscal 1997, reflects the operating losses of EyeX, the Company's optical segment, net of income tax benefits.

The Company reported net income of $0.34 per share, or $18.5 million, during the first nine months of fiscal 1998 compared to net income of $0.17 per share, or $9.4 million, for the same period of fiscal 1997.

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

YEAR 2000 COMPLIANCE

The Company recognizes that the arrival of the year 2000 poses a unique challenge to the ability of many technical systems to process the date change from December 31, 1999, to January 1, 2000. The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define an applicable year. These programs, if not corrected, could fail or create erroneous results after the century date change. The Y2K issue is believed to affect virtually all companies and organizations.

The Company utilizes software, hardware, and related technologies throughout its business that will be affected by the Y2K date change. The Company has established a Y2K Project Team, which is currently addressing the impact of Y2K on its systems and business processes. The Project Team focuses on four areas:
(1) information systems and technology, (2) merchandise vendors, (3) third party suppliers, and (4) corporate facilities. The Project Plan in each area includes the following phases: (1) Assessment/Inventory, (2) Risk Analysis, (3) Remediation, (4) Testing, and (5) Implementation. A risk-based approach is being employed to prioritize and direct the internal and external resources dedicated to the Y2K initiative.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Information Systems & Technology

Based on the risk analysis, the following critical application systems areas are the focus of the Company's Y2K compliance efforts: Merchandising, Inventory Management, Point-of-Sales systems, Human Resources (including Payroll), and Financials. The Company has undergone significant strategic improvements in its application systems in order to improve business processes. The Merchandising, Human Resources, and Financials systems were selected for improved business functionality and are vendor certified as Y2K compliant. The Human Resources and Financials systems were implemented during 1998 and the Merchandising system will be implemented by mid 1999. All critical functions will be tested to ensure the asserted compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed, and, where necessary, is currently being upgraded and tested. The remaining systems and processes are in various stages of assessment through testing and an enterprise-wide risk analysis is expected to be completed by the end of December, 1998. The remediation phase is expected to be complete by mid 1999. Testing is being performed concurrently with remediation activities and final testing is expected to be substantially complete in the same timeframe.

Merchandise Vendors, Third Party Vendors, and Corporate Facilities

The Company's operations are dependent on the year 2000 readiness of third parties. In particular, the sales systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions. Additionally, the Company relies on third-party suppliers for infrastructure elements such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers.

The Vendor Relations area of the project refers to the Y2K status evaluation of key merchandise and service vendors. As part of the Y2K initiative, merchandise and service vendors have been surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain appropriate assurances from these vendors. In addition, because the Company depends heavily on a select group of merchandise vendors, the Company will conduct more in depth assessments of certain of these mission critical vendors to further assess such vendors' progress. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

The Company is developing contingency plans and identifying what actions would be required if a critical system, service provider, or merchandise vendor were not year 2000 compliant. The Company expects these plans to be finalized by mid 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM  2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  INANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

Costs

To date, the Company estimates that it has spent approximately $350,000 on Y2K efforts across all areas and expects to spend an additional $500,000 - $750,000 to complete the project, which amounts will be funded through operating cash flows. Operating costs related to Y2K compliance projects will be incurred over several quarters and will be expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. The Company does not anticipate that these amounts will have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the date on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Y2K expenditures vary significantly in project phases and vary depending on the remediation method used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

The Company presently believes, that upon remediation of its business software applications, hardware, and other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to, failures to or delays in delivery of merchandise resulting in loss of the Company's business.

EUROPEAN MONETARY UNION

On January 1, 1999 eleven of the existing members of the European Union (the "EU") will join the European Monetary Union (the "EMU"). This will lead to, among many other things, fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary after January 1, 1999 without any significant changes to its current commercial operations, treasury management and management information systems.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                  PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27       Financial Data Schedule (1)


---------------
    (1)  Filed herewith.


(b) The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNGLASS HUT INTERNATIONAL, INC.


Date:  December 15, 1998               By:  /s/ JOHN X. WATSON
                                            --------------------------------
                                            John X. Watson
                                            President, Chief Executive Officer
                                            and Director
                                            (principal executive officer)


Date:  December 15, 1998               By:  /s/ LARRY G. PETERSEN
                                            --------------------------------
                                            Larry G. Petersen
                                            Senior Vice President-Finance
                                            and Chief Financial Officer
                                            (principal financial officer)


Date:  December 15, 1998               By:  /s/ GEORGE L. PITA
                                            --------------------------------
                                            George L. Pita
                                            Vice President-Finance
                                            (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            ------------
27                 Financial Data Schedule