Form 10-K
period 1999-01-30
SUNGLASS HUT INTERNATIONAL INC
filed 1999-04-30
CIK 899240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO __________.

                          COMMISSION FILE NO. 0-21690

                        SUNGLASS HUT INTERNATIONAL, INC.
             -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                  65-0667471
        ------------------------------               -------------------
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

               255 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA 33134
               ------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 461-6100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------     -----------------------------------------
              NONE                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

                   5-1/4% CONVERTIBLE SUBORDINATED DEBENTURES
                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 21, 1999 was $491,361,656, based on a $11.22 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant. The number of shares outstanding of the Registrant's Common Stock on April 21, 1999 was 46,351,689 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders of the Company, definitive copies of which will be mailed on or before May 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              SUNGLASS HUT INTERNATIONAL, INC. TABLE OF CONTENTS

                                                                           PAGE
                                                                          -----
                                  PART I

Item 1.    BUSINESS .....................................................   4

Item 2.    PROPERTIES ...................................................   6

Item 3.    LEGAL PROCEEDINGS ............................................   6

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   7

                                  PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS ........................................   9

Item 6.    SELECTED FINANCIAL DATA ......................................  10

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................  12

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK ..........................................  19

Item 8.    FINANCIAL STATEMENTS .........................................  20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ........................  47

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ...............  47

Item 11.   EXECUTIVE COMPENSATION .......................................  47

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT .............................................  47

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............  47

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K ................................................  47

                                    PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Sunglass Hut International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives assumptions of future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

     ABILITY TO IMPLEMENT RESTRUCTURING PLANS. During fiscal 1998, the Company closed 280 store locations and the Company's restructuring plans anticipate the closure of approximately 150 marginal or unprofitable locations in fiscal 1999. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. Additionally, the Company has closed a significant number of store locations over the past few years and this could have an adverse effect on the Company's ability to obtain new store locations in the future. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

     RISKS OF NEW SPECIALTY STORE CONCEPTS, LOCATIONS AND DISTRIBUTION CHANNELS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and plans on opening several combination store locations ("combo stores" - featuring both sunglass and watch product offerings) and converting several existing Sunglass Hut stores into combo store locations during fiscal 1999. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance these concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein.

     The Company's planned expansion of its e-commerce activities subjects the Company to numerous risks of entering new distribution channels, including unanticipated operating problems, lack of experience and customer acceptance and significant competition from existing and new retailers. In addition, the use of the Internet to sell goods and services has developed only recently, and there can be no assurance that a sufficiently large number of consumers will begin to use the Internet as a medium of commerce. There can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein. Expansion of any of the previously mentioned concepts or any other related concepts, and the entry into any new distribution channels also involve other risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with higher dependence on holiday season sales, (iv) lower gross margin, and risks associated with unanticipated problems or legal liabilities.

     There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's international expansion subjects the Company to certain risks and limitations not associated with its current U.S. operations, including (i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to hire and train local personnel, (iii) the Company's dependence on local business conditions and practices, (iv) foreign currency losses, (v) the impact of foreign taxes, and (vi) foreign investment restrictions and limitations. Moreover, the Company's international expansion may include entry into joint venture and/or franchise arrangements which may limit the Company's control of operations. During fiscal 1997, the Company recorded asset impairment charges related to foreign operations of $16.8 million as a result of an analysis of recoverability of underperforming operations (See Note 2 to Consolidated Financial Statements for further information).

     MERCHANDISING, CONCENTRATION OF SUPPLIERS AND EXCLUSIVE BRANDS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In fiscal 1998, Bausch & Lomb (including RayBan, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 25.8% and 26.7%, respectively, of the Company's total merchandise purchases. On April 28, 1999, Bausch & Lomb announced that it had reached an agreement for the sale of the assets and liabilities of its eyewear business with Luxottica Group SpA. The sale is subject to various regulatory approvals and is expected to close by June 30, 1999. There can be no assurance that this transaction or other vendor consolidation or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically benefited from favorable return and exchange privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future.

     The Company's efforts to develop exclusive brands of products will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results. Moreover, the Company's exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements which may limit the Company's control of these operations.

     YEAR 2000 READINESS. The Year 2000 issue ("Y2K") is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Y2K problem will impact the Company and its business partners, an assessment of the Y2K exposure has been made by the Company and, primarily because the Company's major management information systems were recently acquired, the Company believes it will be able to substantially achieve Y2K readiness for its internal systems in the third quarter of fiscal 1999. The Company's operations are also dependent on the Y2K readiness of third parties. The inability to obtain merchandise from one or more key vendors on a timely basis due to internal or external Y2K issues could have a material adverse effect on the Company's operations. Moreover, the failure of a major vendor's systems to operate properly with respect to the Y2K problem on a timely basis or a Y2K conversion that is incompatible with the Company's systems, could have a material adverse effect on the Company's business, financial condition and results of operations. In recognition of this risk, the Company has developed a plan of communication with significant business partners to attempt to obtain assurances that the Company's operations will not be disrupted through these relationships and that external Y2K issues will be resolved in a timely manner. In addition, a significant portion of sales at the Company's stores are made with credit cards, and the Company's operations may be materially adversely affected to the extent that (i) its customers are unable to use their credit cards or (ii) if the Company is unable to collect credit card receivables in a timely manner due to Y2K problems. The Company believes that it will satisfactorily resolve all significant Y2K problems and that the related costs will not be material. However, estimates of Y2K readiness and related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, the ability to correct all relevant applications and the success of third party modification plans. There is no guarantee that the readiness will be achieved and actual costs could differ materially from those anticipated.

     ABILITY TO MANAGE GROWTH. The Company has grown significantly in the past several years. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in prior and future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores and convert selected existing stores into a new combo store format on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new locations or concepts will not cannibalize sales at existing locations.

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

     SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third fiscal quarter of each year, (and to a lesser extent, during the first and fourth quarters of each year) and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Watch Station and combo stores.

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

ITEM 1. BUSINESS

COMPANY PROFILE

     Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with approximately 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station. Additionally, during fiscal 1998, the Company began to test a new store concept that combines sunglasses and watches in a unified format ("combo stores"). The Company intends to continue to expand and further test this concept in fiscal 1999. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 1,885 specialty sunglass and 120 Watch Station locations as of fiscal yearend 1998.

     During fiscal 1998, the Company opened 60 Sunglass Hut stores, 15 licensed departments and 44 Watch Station stores. The Company also (1) closed 280 locations and announced the future closing of approximately 150 additional locations in fiscal 1999 as a part of its restructuring plans, and (2) ceased operations of its discontinued Eye-X optical segment.

     The following table shows the historical growth of the Company's locations:

                                                               FISCAL
                                          ------------------------------------------------
STORE LOCATION                              1998      1997      1996      1995      1994
---------------------------------------   -------   -------   -------   -------   --------
Sunglass Hut stores ...................    1,755     1,876     1,881     1,686     1,202
Licensed sunglass departments .........      130       213       155        38         1
                                           -----     -----     -----     -----     -----
  Sunglass specialty subtotal .........    1,885     2,089     2,036     1,724     1,203
Watch Station stores ..................      120        77        51        --        --
                                           -----     -----     -----     -----     -----
  Total ...............................    2,005     2,166     2,087     1,724     1,203
                                           =====     =====     =====     =====     =====

     At January 30, 1999, the Company operated 1,401 stores and 96 licensed departments throughout the United States as well as 107 stores and 34 licensed departments in Canada, 123 stores in Australia, 10 stores in New Zealand, six stores in Singapore and one store in Hong Kong, 85 locations throughout nine countries in Europe, 12 stores in Puerto Rico, six stores in the U.S. Virgin Islands and four stores in other Caribbean locations for a total of 1,885 specialty sunglass locations. At yearend, the Company also operated 120 Watch Station stores (118 in the United States and two in Europe).

     The Company believes that the flexibility of its specialty store formats and its attractive unit level economics provide it with access to a wide range of leasing opportunities which will facilitate its continued expansion. The Company is pursuing opportunities to continue to expand sunglass, watch and combo store specialty locations both domestically and internationally and plans to open approximately 85 locations in fiscal 1999.

ADDITIONAL INFORMATION

     On January 13, 1999, the Company acquired substantially all of the assets of shades.com and SwissArmyDepot.com, businesses engaged in selling sunglasses, watches and accessories primarily through Internet websites. The purchase price paid for the acquisition was $4.1 million, consisting of $2.9 million in cash and $1.2 million in convertible subordinated notes. The Company believes that the acquisition of these businesses enhances its existing Internet development efforts and provides substantial infrastructure for its expanding e-commerce activities. The Company plans to continue to expand its e-commerce activities, which it views as an increasingly important distribution channel.

COMPETITION

     The Company is the largest specialty retailer of sunglasses in the world. However, both the retail sunglass and watch businesses are highly competitive and the Company competes with many different types of retail stores. Since retail stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. Competitors in the over $30 sunglass market include chain and individual sunglass specialty stores, department stores, optical chains and sporting goods specialty stores. Catalog showrooms, warehouse clubs, discount stores, drug stores and other mass merchandisers that currently compete primarily in the under $30 segment of the retail sunglass industry also have a significant market share in the over $30 segment and could increase competitive pressure in this segment in the future. Competitors in the retail watch market include chain and individual watch specialty stores, department stores, catalog showrooms and jewelry stores. Certain of these competitors may have greater industry experience or financial and other resources than the Company. Management believes that the primary elements of competition in specialty stores are breadth, quality and in-stock availability of merchandise selection, price, level of customer service and convenience of store location, and that its specialty store concepts compete successfully on the basis of such factors.

EMPLOYEES

     At January 30, 1999, the Company employed 8,352 persons, of whom 3,678 were full-time employees and 4,674 were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs. None of the Company's domestic employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

SERVICEMARKS AND TRADEMARKS

     The names "Sunglass Hut International", "Watch Station" and "Sungear" are servicemarks registered in the United States Patent and Trademark Office. As of fiscal yearend 1998, the "Sunglass Hut International" servicemark and its logo were registered with approximately 34 legal jurisdictions worldwide. The Company has also taken active steps to register its "Watch Station", "SunGear", "Code" and "Torque" servicemarks on a worldwide basis. Management believes that these servicemarks are an integral element of the Company's marketing strategy. Although the Company has a number of other registered servicemarks, management does not believe that these are material to the Company's operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     In fiscal year 1998, the Company opened ten and eight new stores in Europe and Australia, respectively. See Note 14 of the Notes to Consolidated Financial Statements for additional information with respect to foreign and domestic operations.

ITEM 2. PROPERTIES

     The Company currently leases all of its existing store locations and expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for initial lease terms ranging up to seven years for kiosks and up to 10 years for in-line stores. Management believes that the use of short-term leases enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions. Rent generally includes a percentage of the store's sales volume and a fixed minimum base rent. The majority of lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance.

     As current leases expire, the Company believes that it will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.

     The Company leases its corporate headquarters in Coral Gables, Florida. The lease has a ten-year term (expiring in 2004) with options to expand to additional space. The Company has a five-year lease (expiring in 2001) with two renewable options of five years each at its 92,000 square foot Atlanta distribution center.

     See Note 11 of Notes to Consolidated Financial Statements for additional information with respect to the Company's operating leases.

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, a class action securities lawsuit was filed against the Company and certain of its current and former executive officers in the U.S. District Court of the Southern District of Florida. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements regarding the Company's business performance and prospects. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, management does not believe the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

     In October 1997, two class action lawsuits were filed against the Company in the State of California in the Superior Court of California. The lawsuits alleged, among other things, that the Company violated certain California pay laws. In April 1999, the Company reached a settlement on these actions which will not have a material adverse effect on the Company's financial position or results of operations.

     There are no other significant legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                        YEAR FIRST
                                                                                        ELECTED AS
NAME(1)                                            PRESENT POSITION(2)                  AN OFFICER     AGE
---------------------------------   ------------------------------------------------   ------------   ----
John X. Watson*(3) ..............   President, Chief Executive Officer                     1998        45

Eric J. Schumann*(4) ............   Executive Vice President,                              1997        50
                                    General Merchandising Manager

Enrique M. Arrata*(5) ...........   Senior Vice President, International and MIS           1998        52

Stephen P. Lundeen*(6) ..........   Senior Vice President, Human Resources                 1998        51

Larry G. Petersen*(7) ...........   Senior Vice President, Chief Financial Officer         1994        51

Terry G. Pritikin*(8) ...........   Senior Vice President Stores, North America            1998        50

James P. Gould(9) ...............   Vice President, International Operations               1998        39
                                    and Finance

Carol A. Montgomery(10) .........   Vice President, Exclusive Brands                       1998        44

George L. Pita*(11) .............   Vice President, Finance                                1994        37

Lisa Karen Smith(12) ............   Vice President, Total Compensation                     1998        39

Jill Witter(13) .................   Vice President, General Counsel                        1999        44

----------------
   (1) Officers designated as Executive Officers for purposes of Section 16(a) of the Securities Exchange Act of 1934 are designated by *.
   (2) All officers serve at the pleasure of the Board of Directors.
   (3) Mr. Watson was appointed President, Chief Executive Officer and a Director of the Company in January 1998. From July 1995 until his appointment, Mr. Watson was employed by Reebok International, Ltd. where he served as Senior Vice President--Apparel and Senior Vice President--Strategic Marketing/Planning. From 1992 to 1995, Mr. Watson was employed by Esprit de Corp GmbH where he served as President and Chief Operating Officer in Dusseldorf, Germany.
   (4) Mr. Schumann was appointed Executive Vice President, General Merchandising Manager, in September 1997. Prior to joining the Company, Mr. Schumann was employed by Petrie Stores as Senior Vice President and General Merchandising Manager from December 1994 to December 1996. From July 1992 to December 1994, he was employed by Liz Claiborne where he served as President of the Jewelry Division.

   (5) Mr. Arrata was Chief Financial Officer, Chief Information Officer, and Managing Director of Esprit GmbH from March 1992 to October 1995. From October 1995 to March 1998, Mr. Arrata was Chief Operating Officer and Managing Director, President of all subsidiaries of Esprit holdings. Mr. Arrata served as a consultant to the Company from March 1998 until appointment of his current position in October 1998.
   (6) Mr. Lundeen was Senior Vice President, Human Resources, of Eddie Bauer, from January 1994 until appointment of his current position in August 1998.
   (7) Mr. Petersen, appointed Senior Vice President in March 1994, has served as Chief Financial Officer since joining the Company in February 1994 and as Vice President-Finance from February 1994 through March 1994. Prior to joining the Company, Mr. Petersen was employed by Carter Hawley Hale Stores, Inc. where he most recently served as Executive Vice President--Chief Financial Officer.
   (8) Mr. Pritikin was Vice President, Stores for Charming Shoppes, Inc. from November 1994 to December 1998 and joined the Company in December 1998. From March 1994 to November 1994, Mr. Pritikin served as President, Specialty Stores of Tommy Hilfiger U.S.A. Prior to that time, Mr. Pritikin was Executive Vice President, Stores, Lerner Division, Limited, Inc.
   (9) Prior to joining the Company, Mr. Gould was Group Treasurer, Sola International, Inc. from August 1994 to May 1998. From May 1991 to July 1994, Mr. Gould was Director of Strategic Planning of Esprit de Corp GmbH.
  (10) Between October 1996 and October 1998, Ms. Montgomery was engaged in consulting and advisory work in the eyewear and skin care industry. In that capacity, Ms. Montgomery was a consultant for the Company from June 1998 until October 1998 when she joined the Company. Prior to that Ms. Montgomery was Chairman and Chief Executive Officer of Revo Incorporated, a division of Bausch and Lomb.
  (11) Mr. Pita, appointed Vice President, Finance in October 1994, served as Managing Director of Finance from April 1993 to October 1994 and as Controller from October 1989 to April 1993. Prior to joining the Company, Mr. Pita was employed by Arthur Andersen LLP where he most recently served as Audit Manager.
  (12) Ms. Smith was Senior Manager, Compensation and Benefits, for KPMG Peat Marwick LLP from August 1997 to August 1998. Prior to that time, Ms. Smith was employed from 1991 to 1997 by Blockbuster Entertainment Corporation, where she most recently served as Vice President, Human Resources Planning and Administration.
  (13) Prior to joining the Company in February 1999, Ms. Witter served as Vice President, General Counsel and Secretary of Angelica Corporation from May 1985 to January 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "RAYS." The following table sets forth, for the periods indicated, the high and low sale prices of shares of the common stock as reported on the NASDAQ National Market.

                                                                      HIGH          LOW
                                                                  -----------   -----------
   Fiscal 1998:
     First Fiscal Quarter (February 1 to May 2) ...............   $10-9/16       $6-15/16
     Second Fiscal Quarter (May 3 to August 1) ................    12-3/4         8
     Third Fiscal Quarter (August 2 to October 31) ............     8-3/4         3-3/4
     Fourth Fiscal Quarter (November 1 to January 30) .........    10-1/8         4-13/32

   Fiscal 1997:
     First Fiscal Quarter (February 2 to May 3) ...............   $ 9            $6
     Second Fiscal Quarter (May 4 to August 2) ................     8-11/16       5
     Third Fiscal Quarter (August 3 to November 1) ............     9-3/4         6-29/32
     Fourth Fiscal Quarter (November 2 to January 31) .........     8-1/4         5-7/8

     On April 21, 1999 the last reported sale price for the Company's common stock on the NASDAQ National Market was $11.06 per share. As of April 21, 1999 the Company had 313 stockholders of record (including brokerage firms and other nominees).

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of January 30, 1999 and January 31, 1998 and for each of fiscal 1998, 1997 and 1996 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of February 1, 1997, February 3, 1996, and January 28, 1995 and for the fiscal 1995 and 1994 periods are derived from audited financial statements not included in this Form 10-K.

              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                                                            FISCAL(1)
                                                                                    -------------------------
                                                                                        1998         1997
                                                                                    ----------- -------------
INCOME STATEMENT DATA:
Net sales .........................................................................  $601,954     $ 573,840
Cost of goods sold, occupancy and buying expenses .................................   356,523       366,774
                                                                                     --------     ---------
 Gross profit .....................................................................   245,431       207,066
                                                                                     --------     ---------
Selling, general and administrative expenses:
 Operating expenses ...............................................................   179,633       186,954
 Depreciation and leasehold amortization ..........................................    23,652        28,327
 Amortization of cost in excess of net assets of acquired businesses ..............     1,752         2,407
 Restructuring expenses (reversals) and asset impairment charges ..................      (371)       54,660
 Expenses related to acquisitions .................................................        --            --
                                                                                     --------     ---------
                                                                                      204,666       272,348
                                                                                     --------     ---------
  Earnings (loss) from continuing operations before interest, income taxes, and
   cumulative effect of accounting change .........................................    40,765       (65,282)
Interest expense ..................................................................     7,319         8,364
                                                                                     --------     ---------
  Earnings (loss) from continuing operations before income taxes, and
   cumulative effect of accounting change .........................................    33,446       (73,646)
Provision (benefit) for income taxes ..............................................    13,625       (15,312)
                                                                                     --------     ---------
  Earnings (loss) from continuing operations before cumulative effect of
   accounting change ..............................................................    19,821       (58,334)
Discontinued operations(2):
  Loss from discontinued operations net of tax benefits of
   $1.4 million in 1997, $824,000 in 1996 and $11,000 in 1995(2) ..................        --        (1,813)
  Estimated loss from disposal of discontinued operations, net of income tax
   benefit of $5.2 million(2) .....................................................        --        (8,089)
                                                                                     --------     ---------
  Earnings (loss) before cumulative effect of accounting change ...................    19,821       (68,236)
Cumulative effect of change in accounting principle, net of income tax
 benefit of $851,000(3) ...........................................................        --        (1,449)
                                                                                     --------     ---------
   Net income (loss) ..............................................................    19,821       (69,685)
Pro forma adjustment for income taxes(4) ..........................................        --            --
                                                                                     --------     ---------
   Pro forma net income (loss) ....................................................  $ 19,821     $ (69,685)
                                                                                     ========     =========
Pro forma net income (loss) per share
 Basic ............................................................................  $   0.38     $   (1.27)
                                                                                     ========     =========
 Diluted ..........................................................................  $   0.38     $   (1.27)
                                                                                     ========     =========
Weighted average shares outstanding:
 Basic ............................................................................    51,524        54,670
                                                                                     ========     =========
 Diluted ..........................................................................    52,226        54,670
                                                                                     ========     =========
SELECTED OPERATING DATA:
Number of stores open at end of period ............................................     2,005         2,166
Comparable store net sales increase ...............................................       3.0%          0.0%

                                                                                                 FISCAL(1)
                                                                                    -----------------------------------
                                                                                        1996        1995        1994
                                                                                    ----------- ----------- -----------
INCOME STATEMENT DATA:
Net sales .........................................................................  $522,297    $418,050    $289,985
Cost of goods sold, occupancy and buying expenses .................................   312,694     235,163     162,631
                                                                                     --------    --------    --------
 Gross profit .....................................................................   209,603     182,887     127,354
                                                                                     --------    --------    --------
Selling, general and administrative expenses:
 Operating expenses ...............................................................   150,148     113,973      82,515
 Depreciation and leasehold amortization ..........................................    23,291      16,598      11,832
 Amortization of cost in excess of net assets of acquired businesses ..............     2,323       1,746       1,106
 Restructuring expenses (reversals) and asset impairment charges ..................    17,528          --          --
 Expenses related to acquisitions .................................................        --      10,100          --
                                                                                     --------    --------    --------
                                                                                      193,290     142,417      95,453
                                                                                     --------    --------    --------
  Earnings (loss) from continuing operations before interest, income taxes, and
   cumulative effect of accounting change .........................................    16,313      40,470      31,901
Interest expense ..................................................................     7,969       3,292       2,670
                                                                                     --------    --------    --------
  Earnings (loss) from continuing operations before income taxes, and
   cumulative effect of accounting change .........................................     8,344      37,178      29,231
Provision (benefit) for income taxes ..............................................     7,350      15,523      10,913
                                                                                     --------    --------    --------
  Earnings (loss) from continuing operations before cumulative effect of
   accounting change ..............................................................       994      21,655      18,318
Discontinued operations(2):
  Loss from discontinued operations net of tax benefits of
   $1.4 million in 1997, $824,000 in 1996 and $11,000 in 1995(2) ..................    (1,219)        (18)         --
  Estimated loss from disposal of discontinued operations, net of income tax
   benefit of $5.2 million(2) .....................................................        --          --          --
                                                                                     --------    --------    --------
  Earnings (loss) before cumulative effect of accounting change ...................      (225)     21,637      18,318
Cumulative effect of change in accounting principle, net of income tax
 benefit of $851,000(3) ...........................................................        --          --          --
                                                                                     --------    --------    --------
   Net income (loss) ..............................................................      (225)     21,637      18,318
Pro forma adjustment for income taxes(4) ..........................................        --        (775)     (1,007)
                                                                                     --------    --------    --------
   Pro forma net income (loss) ....................................................  $   (225)   $ 20,862    $ 17,311
                                                                                     ========    ========    ========
Pro forma net income (loss) per share
 Basic ............................................................................  $   0.00    $   0.40    $   0.36
                                                                                     ========    ========    ========
 Diluted ..........................................................................  $   0.00    $   0.38    $   0.35
                                                                                     ========    ========    ========
Weighted average shares outstanding:
 Basic ............................................................................    54,213      52,796      48,321
                                                                                     ========    ========    ========
 Diluted ..........................................................................    55,088      54,188      49,646
                                                                                     ========    ========    ========
SELECTED OPERATING DATA:
Number of stores open at end of period ............................................     2,087       1,724       1,203
Comparable store net sales increase ...............................................       2.5%       10.3%       13.5%

                                                              AS OF
                               --------------------------------------------------------------------
                                JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                    1999          1998          1997          1996         1995
                               ------------- ------------- ------------- ------------- ------------
BALANCE SHEET DATA:
Working capital ..............    $ 57,367      $ 62,276      $140,148      $ 89,153     $ 35,863
Total assets .................     258,354       299,153       362,513       266,197      153,614
Total debt ...................     133,121       125,378       163,279        69,561       48,528
Stockholders' equity .........      55,189        86,732       157,792       152,824       72,216

---------------
   (1) In June 1995, the Company acquired Sunsations through the exchange of 7,411,764 shares of the Company's common stock for all of the outstanding common stock of Sunsations. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Sunsations for all periods prior to the acquisition. Prior to the acquisition, Sunsations used a calendar yearend. Accordingly, the selected financial data for fiscal 1995 and 1994 combine Sunsations' historical selected financial data on a calendar yearend basis with the Company's historical selected financial data on a fiscal yearend basis. As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' yearend was changed to conform to the Company's fiscal yearend.
   (2) The Company adopted a plan to discontinue its EyeX segment in January 1998 (see Note 4 of the Notes to Consolidated Financial Statements for additional details).
   (3) The Company adopted Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" in the fourth quarter of fiscal 1997 (see Note 3 of the Notes to Consolidated Financial Statements for additional details).
   (4) The pro forma adjustment for income taxes reflects the additional tax provision that would have been recorded at the corporation level had Sunsations not been an S corporation during the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                                                                           FISCAL
                                                                             -----------------------------------
                                                                               1998         1997          1996
                                                                             --------   ------------   ---------
Net sales ................................................................    100.0%        100.0%       100.0%
Cost of goods sold, occupancy and buying expenses ........................     59.2          63.9         59.9
                                                                              -----         -----        -----
 Gross profit ............................................................     40.8          36.1         40.1
                                                                              -----         -----        -----
Selling, general and administrative expenses:
 Operating expenses ......................................................     29.9          32.6         28.7
 Depreciation and leasehold amortization .................................      3.9           4.9          4.5
 Amortization of cost in excess of net assets of acquired businesses .....      0.3           0.4          0.4
 Restructuring expenses (reversals) and asset impairment charges .........      (.1)          9.5          3.4
                                                                              -----         -----        -----
                                                                               34.0          47.4         37.0
                                                                              -----         -----        -----
  Earnings (loss) from continuing operations before interest, income
    taxes and cumulative effect of accounting change .....................      6.8         (11.3)         3.1
Interest expense .........................................................      1.2           1.5          1.5
                                                                              -----         -----        -----
  Earnings (loss) from continuing operations before income taxes
    and cumulative effect of accounting change ...........................      5.6         (12.8)         1.6
Provision (benefit) for income taxes .....................................      2.3          (2.7)         1.4
                                                                              -----         -----        -----
  Earnings (loss) from continuing operations before cumulative
    effect of accounting change ..........................................      3.3         (10.1)         0.2
Discontinued operations:
 Loss from discontinued operations, net of income tax benefits ...........       --          (0.3)        (0.2)
 Estimated loss from disposal of discontinued operations, net of
   income tax benefit ....................................................       --          (1.4)          --
                                                                              -----         -----        -----
  Earnings (loss) before cumulative effect of accounting change ..........      3.3         (11.8)          --
                                                                              -----         -----        -----
Cumulative effect of change in accounting principle, net of income tax
  benefit ................................................................       --          (0.3)          --
                                                                              -----         -----        -----
  Net income (loss) ......................................................      3.3%        (12.1%)         --%
                                                                              =====         =====        ======

     Amounts for fiscal 1997 and 1996 have been reclassified from amounts originally reported to conform to the current year's presentation and to segregate the effects of EyeX, the Company's optical segment, which was recorded as a discontinued operation in fiscal 1997, from continuing operations.

RESTRUCTURING EXPENSE/ASSET IMPAIRMENT CHARGE OVERVIEW ("OVERVIEW")

     During fiscal years 1996, 1997 and 1998, the Company adopted formal restructuring plans for the closure of store locations.

     During fiscal 1996, the Company recorded restructuring expenses of $17.5 million for the closure of approximately 120 store locations. The $17.5 million pre-tax charge consisted of $8.8 million of fixed asset and other asset write-offs as well as lease exit and other incremental exit costs of $8.7 million. As of fiscal yearend 1998, this plan had been completed.

     During fiscal 1997, the Company's North America operations continued to be negatively affected by a slowdown in comparable store sales, and certain international and licensed department operations continued to perform below expectations. In response to these performance issues, management performed an assessment of the Company's asset base, and determined (1) that approximately 250 marginal or unprofitable locations should be closed, (2) asset impairments should be recognized with respect to certain international and licensed department locations, certain store locations and other fixed assets, (3) merchandise assortments should be focused and the Company's vendor base should be reduced, and (4) the Company's EyeX segment should be discontinued.

     The evaluation of the Company's asset base, the related decision to reduce vendor and total unit presentation, the adoption of two new accounting principles and other responses to the current sunglass specialty environment resulted in $102.6 million of costs ($75.8 million net of tax), or $1.39 per share, during the fourth quarter of fiscal 1997 as follows: (1) $31.1 million of long-lived and intangible asset impairments recognized in the Company's international operations, licensed department operations, selected store locations (which will continue to be operated), as well as certain other fixed assets, (2) $23.5 million of costs (write-off of fixed assets, lease exit and other incremental exit costs) related to the elimination of approximately 250 marginal or unprofitable sites through closure (which was mostly completed during fiscal 1998 and which the Company anticipates will be fully completed in fiscal 1999) (3) $13.3 million of costs associated with the discontinuation and disposal of the Company's EyeX optical segment, (4) $13.0 million of inventory disposition costs in connection with the Company's decision to improve merchandise clarity and focus through the reduction of its vendor and total unit presentation (which reduction was completed in fiscal 1998 through bulk sales of this product), (5) $4.6 million of costs related to the impact of the adoption of new accounting principles during fiscal 1997 related to internal use software, including the cumulative effect of a change in accounting principle related to costs incurred in connection with the Company's information technology transformation projects, and (6) $17.1 million of other unusual costs and expenses attributable to, among other things, efforts to restructure the Company's organizational infrastructure (including litigation reserves, management retention and severance costs associated with the reorganization of international operations and other items), which costs were mostly incurred during fiscal 1998. As of fiscal yearend 1998, $4.2 million of the other costs and expenses remained in accrued expenses, including costs related to the April 1999 settlement of outstanding litigation (see Item 3, Legal Proceedings).

     The fiscal 1997 charges discussed previously are reflected in the accompanying consolidated statement of operations as follows:

                                                                                      FISCAL 1997
                                                                                    ---------------
                                                                                     (IN THOUSANDS)
      Inventory disposition costs (reflected in cost of goods sold, occupancy
       and buying expenses) .....................................................       $ 13,015
                                                                                        --------
      Unusual costs attributable to restructuring of organizational infrastructure:
       Reflected in cost of goods sold, occupancy and buying expenses ...........          2,620
       Reflected in operating expenses ..........................................         13,236
       Reflected in depreciation and leasehold amortization .....................          1,220
                                                                                        --------
                                                                                          17,076
                                                                                        --------
      Restructuring expenses and asset impairment charges:
       Impairment of long-lived and intangible assets ...........................         31,125
       Restructuring costs ......................................................         23,535
                                                                                        --------
                                                                                          54,660
                                                                                        --------
      Discontinuation of EyeX segment ($8,089 net of tax) .......................         13,260
                                                                                        --------
      Costs related to the impact of adoption of new accounting principles:
       Costs attributable to adoption of new accounting principle for
         internal use software (reflected in operating expenses) ................          2,314
       Cumulative effect of change in accounting principle for costs incurred in information technology transformation projects
         ($1,449 net of tax) ....................................................          2,300
                                                                                        --------
                                                                                           4,614
                                                                                        --------
         Total charges ..........................................................       $102,625
                                                                                        ========

     During fiscal 1998, the Company recorded a net reversal of restructuring expenses of $371,000. This amount reflects (a) reversal of $5.1 million of restructuring store closing costs recorded in fiscal 1997, primarily as a result of favorable experience in store closing costs, and (b) $4.7 million of costs related to the adoption of a plan in fiscal 1998 for the closure of approximately 175 additional locations ("175 store plan"). During fiscal 1998, the Company's operations continued to be negatively affected by the performance of certain licensed department operations and selected other domestic and international locations. In response to these performance issues, management adopted a formal plan for the closure of approximately 175 additional locations. Costs associated with this plan consist of $3.2 million of fixed asset write-offs and $1.5 million of lease exit and other incremental exit costs. The net cash impact of this plan in fiscal 1999 is expected to be minimal, as cash restructuring costs will likely be offset by inventory reduction and operating loss reduction associated with the store closings. The Company anticipates that all remaining closures will be substantially completed in fiscal 1999.

     See Note 2 of Notes to Consolidated Financial Statements for further information regarding the Company's restructuring plans and Note 4 for further information regarding discontinued operations.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales increased $28.2 million, or 4.9%, to $602.0 million in fiscal 1998 from $573.8 million in fiscal 1997. The increase reflects sales from new stores opened during fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $31.6 million, an increase in comparable store sales of 3.0% (accounting for $14.5 million of the increase), offset by a decrease of $17.9 million for sales lost due to store closures during fiscal 1997 and 1998.

     Gross profit increased $38.3 million, or 18.5%, to $245.4 million in fiscal 1998 from $207.1 million in fiscal 1997 as a result of increased net sales and an increased gross profit percentage. As a percentage of net sales, gross profit increased 4.7% to 40.8% in fiscal 1998 from 36.1% in fiscal 1997. The 4.7% increase in gross profit was due to (1) non-recurrence of $15.6 million of charges recorded in fiscal 1997, primarily for vendor and unit discontinuation costs, (2) improved gross merchandise margins as a result of reduced inventory reduction activity and improved vendor terms, and (3) occupancy expense leverage due to a comparable store sales increase of 3.0% and the closure of marginal store locations.

     Operating expenses decreased $7.4 million, or 4.0%, to $179.6 million in fiscal 1998 from $187.0 million in fiscal 1997. The decrease was due to the non-recurrence of $15.6 million in unusual charges related to the restructuring of the Company's organizational infrastructure and the adoption of a new accounting principle included in fiscal 1997 operating expenses. This decrease was partially offset by increased costs associated with the operations and management of new stores opened in fiscal 1998 and 1997. As a percentage of net sales, operating expenses decreased 2.7% to 29.9% in fiscal 1998 from 32.6% in fiscal 1997.

     Depreciation and leasehold amortization expense decreased $4.7 million, or 16.5%, in fiscal 1998 reflecting the positive impact of the Company's lower asset base due to asset impairment charges recognized in fiscal 1997 and store closures under the restructuring plans during fiscal 1998 and 1997.

     Amortization of cost in excess of net assets of acquired businesses decreased $655,000, or 27.2%, in fiscal 1998 reflecting the impact of the Company's lower asset base due to asset impairment charges recognized in fiscal 1997.

     Interest expense decreased $1.1 million, or 12.5%, in fiscal 1998 due to a decrease in average outstanding borrowings during the period, which was attributable to increased cash provided by operating activities.

     The Company's effective tax rate for fiscal 1998 and 1997 was 40.7% and 20.8%, respectively. The variation in the effective rate for the tax provision in fiscal 1998 and the tax benefit in fiscal 1997 is primarily due to the recording of a valuation allowance for certain international deferred tax assets during fiscal 1997.

     As a result of the foregoing, the Company had net income of $19.8 million in fiscal 1998 compared to a net loss from continuing operations of $58.3 million in fiscal 1997 ($69.7 million net loss including discontinued operations).

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales increased $51.5 million, or 9.9%, to $573.8 million in fiscal 1997 from $522.3 million in fiscal 1996. Comparable store sales for fiscal 1997 were flat. Management attributes this weakness to a variety of factors including a lack of successful industry marketing initiatives.

     Gross profit decreased $2.5 million, or 1.2%, to $207.1 million in fiscal 1997 from $209.6 million in fiscal 1996. As a percentage of net sales, gross profit decreased by 4.0% to 36.1% in fiscal 1997 from 40.1% in fiscal 1996. The 4.0% decrease in gross profit margin was primarily due to (1) the fourth quarter charges for (a) the vendor and unit discontinuation charge of $13.0 million to reflect discontinued merchandise at its realizable value upon disposal and other related disposal costs, and (b) an additional $2.6 million of other costs, (2) markdowns and promotions as part of the Company's 1997 initiative to reduce and rebalance inventory levels, (3) reduced manufacturers' rebates and other vendor support, and (4) negative occupancy expense leverage due to flat comparable store sales, as well as higher occupancy costs in international markets.

     Operating expenses increased $36.8 million, or 24.5%, in fiscal 1997, primarily due to unusual fourth quarter charges of $15.6 million and costs associated with the operations and management of new stores opened in fiscal 1997 and fiscal 1996. As a percentage of net sales, operating expenses increased 3.9% to 32.6% in fiscal 1997 from 28.7% in fiscal 1996, primarily due to unusual fourth quarter charges of $15.6 million, a charge of $1.7 million in connection with the resignation of the Company's former President and Chief Executive Officer, and higher marketing costs, coupled with the negative expense leverage impact of flat comparable store sales.

     Depreciation and leasehold amortization expense increased $5.0 million, or 21.6%, in fiscal 1997, primarily due to new store growth during fiscal 1997 and 1996 and fourth quarter charges of $1.2 million.

     Amortization of cost in excess of net assets of acquired businesses increased by $84,000, or 3.6%, in fiscal 1997.

     Total restructuring expenses and asset impairment charges of $54.6 million consist of $31.1 million non-cash asset impairment charges and $23.5 million of restructuring expenses related to the closing of 250 marginal or unprofitable locations. Restructuring expenses consist of $12.9 million of non-cash fixed and other asset write-downs and $10.6 million for lease exit and other incremental cash exit costs (see "Overview" for further information).

     Interest expense increased $395,000, or 5.0%, in fiscal 1997 due to an increase in average outstanding borrowings, primarily to support new store operating and capital cash needs.

     The Company's effective tax rate for fiscal 1997 and fiscal 1996 was 20.8% and 88.1%, respectively. The variation in the effective rate for the tax benefit in fiscal 1997 and the tax provision in 1996 is primarily due to the recording of a valuation allowance to account for certain international deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements and new store additions (ii) the implementation of its restructuring plans and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its revolving credit facility in November 2001, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit with borrowing availability of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit agreement. BankBoston's commitment to fund revolving credit borrowings based on inventory levels was reduced to $65 million effective February 1, 1999. In November 1998, the Company amended this facility to incorporate a supplemental borrowing facility. As of April 12, 1999, the Company's borrowing base was approximately $61.8 million and the Company was entitled to borrow up to an additional $15 million under the supplemental component of its facility. The credit facility includes up to $12.5 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option,
(a) the prime rate or (b) LIBOR plus 2.00%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to a minimum remaining borrowing availability of $12.5 million).

     Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." At January 30, 1999, the Company had outstanding borrowings under its credit facility of $18.6 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

     Net cash provided by operating activities was $79.0 million during fiscal 1998 compared to $66.6 million in fiscal 1997. The difference between the Company's net income and operating cash flow in fiscal 1998 was primarily attributable to the reduction in inventory of $13.1 million, depreciation and amortization of $25.4 million, and the decrease in other current assets due to tax refunds of $18.2 million.

     Net cash used in investing activities was $31.3 million during fiscal 1998 compared to $31.1 million during fiscal 1997. Investing cash flows reflect capital expenditures related to new store expansion and acquisitions, the renovation of existing stores and required systems enhancements.

     Net cash used in financing activities was $44.9 million for fiscal 1998 compared to $38.7 million for fiscal 1997. Financing cash flows for 1998 reflect stock repurchases of $50.2 million.

     At January 30, 1999, the Company's commitments for capital expenditures totaled $1.9 million and are related primarily to capital costs for new store construction and existing store renovations. Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 85 store locations in fiscal 1999, amounts associated with the Company's common stock repurchase program and other working capital requirements, including cash expenditures associated with the Company's restructuring activities, through at least fiscal 1999.

SEASONALITY AND QUARTERLY RESULTS

     Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months).

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

YEAR 2000 COMPLIANCE

     The Company recognizes that the arrival of the year 2000 poses a unique challenge to the ability of many technical systems to process the date change from December 31, 1999, to January 1, 2000. The Y2K issue is the result of computer programs being written using two digits rather than four to define an applicable year. These programs, if not corrected, could fail or create erroneous results after the century date change. The Y2K issue is believed to affect virtually all companies and organizations.

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

     INFORMATION SYSTEMS & TECHNOLOGY

     Based on an enterprise-wide risk analysis completed at the end of fiscal 1998, the following critical application systems areas are the focus of the Company's Y2K compliance efforts: Merchandising, Inventory Management, Point-of-Sale systems, Human Resources (including Payroll), and Financial information. During the past few years, the Company has undergone significant strategic improvements in its application systems in order to improve business processes. The Merchandising, Human Resources, and Financial information systems were selected for improved business functionality and are vendor-certified as Y2K compliant. The Human Resources and Financial information systems were implemented during 1998 and the Merchandising system will be implemented by mid-1999. All critical functions will be tested to ensure the asserted compliance. Additionally, the hardware and communications infrastructure has been inventoried, assessed and, where necessary, is currently being upgraded and tested. The remaining systems and processes are in various stages of remediation through implementation. The remediation, testing, and implementation phases can run concurrently within system projects as well as overall for all system areas; however, implementation for all mission critical systems is expected to be substantially complete by the third quarter of the 1999 fiscal year.

     MERCHANDISE VENDORS, THIRD PARTY VENDORS, AND CORPORATE FACILITIES

     The Company's operations are dependent on the Y2K readiness of third parties. In particular, the sales systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions. Additionally, the Company relies on third party suppliers for infrastructure elements such as telephone services, electric power, water, and banking facilities, as well as merchandise suppliers for the delivery of goods to sell.

     The Vendor Relations area of the project refers to the Y2K status evaluation of key merchandise and service vendors. As part of the Y2K initiative, merchandise and service vendors are being surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain assurances from these vendors. In addition, because the Company depends heavily on a select group of merchandise vendors, the Company will conduct more in depth assessments of certain of these mission critical vendors to further assess such vendors' progress. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance of additional information concerning the Y2K readiness of third parties. The resulting risks to the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

     The Company is developing contingency plans and identifying what actions would be required if a critical system, service provider, or merchandise vendor were not Y2K compliant. The Company expects these plans to be finalized by the third quarter of 1999 and will re-evaluate these plans throughout the balance of fiscal 1999.

     COSTS

     To date, the Company estimates that it has spent approximately $600,000 on Y2K efforts across all areas and expects to spend an additional $300,000 - $400,000 to complete the project, which amounts will be funded through operating cash flows. Operating costs related to Y2K compliance projects will be incurred over several quarters and will be expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. The Company does not anticipate that these amounts will have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the dates on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Y2K expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

     The Company presently believes that upon remediation of its business software applications, hardware, and other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material impact on the Company's operations including, but not limited to, failures to or delays in delivery of merchandise resulting in loss of business.

EUROPEAN MONETARY UNION

     On January 1, 1999 eleven of the existing members of the European Union (the "EU") joined the European Monetary Union (the "EMU"). This will lead to, among many other things, fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for significant changes in its commercial operations or treasury management functions. While it is uncertain whether there will be any immediate direct benefits from the planned conversion, the Company believes it is properly prepared to accommodate any changes deemed necessary without any significant changes to its current commercial operations, treasury management and management information systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On a limited basis, the Company selectively uses foreign currency swap agreements to hedge the effect of changes in currency exchange rates on certain short-term intercompany transactions. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial position, results of operations or cash flows in fiscal 1998, 1997 or 1996. See Note 1 of Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS

                                                                             PAGE
                                                                            -----
Report of Independent Certified Public Accountants ......................     21

Consolidated Balance Sheets .............................................     22

Consolidated Statements of Operations ...................................     23

Consolidated Statements of Stockholders' Equity and Comprehensive Income      24

Consolidated Statements of Cash Flows ...................................     25

Notes to Consolidated Financial Statements ..............................     27

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
 of Sunglass Hut International, Inc.:

     We have audited the accompanying consolidated balance sheets of Sunglass Hut International, Inc. (a Florida corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunglass Hut International, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13 and American Institute of Certified Public Accountants Statement of Position No. 98-1 in the fourth quarter of fiscal 1997.

ARTHUR ANDERSEN LLP

Miami, Florida,
 March 17, 1999 (except with respect to the matters described in the fourth sentence of Note 1, under "Concentration of Suppliers", and the penultimate paragraph of Note 11, as to which the date is April 28, 1999).

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                   FISCAL
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ............................    $   5,007     $   3,372
 Accounts receivable ..................................        3,547         3,612
 Inventory ............................................       88,834       101,965
 Prepaid rent .........................................        7,978         7,707
 Other current assets .................................       22,045        42,777
 Net assets of discontinued operations ................           --         2,461
                                                           ---------     ---------
   Total current assets ...............................      127,411       161,894
                                                           ---------     ---------
PROPERTY AND EQUIPMENT, net ...........................       90,987        99,849
COST IN EXCESS OF NET ASSETS OF
  ACQUIRED BUSINESSES, net ............................       26,486        25,083
OTHER ASSETS ..........................................       13,470        12,327
                                                           ---------     ---------
   Total assets .......................................    $ 258,354     $ 299,153
                                                           =========     =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable .....................................    $  25,113     $  18,079
 Accrued expenses .....................................       41,327        43,175
 Accrued restructuring expenses .......................        3,604        25,789
 Current portion of long-term debt ....................           --        12,575
                                                           ---------     ---------
   Total current liabilities ..........................       70,044        99,618
LONG-TERM DEBT, net of current portion ................      133,121       112,803
                                                           ---------     ---------
   Total liabilities ..................................      203,165       212,421
                                                           ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
 Preferred stock ......................................           --            --
 Common stock .........................................          464           547
 Additional paid-in capital ...........................      116,420       166,008
 Accumulated deficit ..................................      (56,715)      (76,536)
 Accumulated other comprehensive income ...............       (4,980)       (3,287)
                                                           ---------     ---------
   Total stockholders' equity .........................       55,189        86,732
                                                           ---------     ---------
   Total liabilities and stockholders' equity .........    $ 258,354     $ 299,153
                                                           =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      FISCAL
                                                                                     -----------------------------------------
                                                                                         1998           1997           1996
                                                                                     -----------   -------------   -----------
Net sales ........................................................................    $601,954       $ 573,840      $522,297
Cost of goods sold, occupancy and buying expenses ................................     356,523         366,774       312,694
                                                                                      --------       ---------      --------
   Gross profit ..................................................................     245,431         207,066       209,603
                                                                                      --------       ---------      --------
Selling, general and administrative expenses:
 Operating expenses ..............................................................     179,633         186,954       150,148
 Depreciation and leasehold amortization .........................................      23,652          28,327        23,291
 Amortization of cost in excess of net assets of acquired businesses .............       1,752           2,407         2,323
 Restructuring expenses (reversals) and asset impairment charges .................        (371)         54,660        17,528
                                                                                      --------       ---------      --------
                                                                                       204,666         272,348       193,290
                                                                                      --------       ---------      --------
   Earnings (loss) from continuing operations before interest, income taxes
     and cumulative effect of accounting change ..................................      40,765         (65,282)       16,313
Interest expense .................................................................       7,319           8,364         7,969
                                                                                      --------       ---------      --------
   Earnings (loss) from continuing operations before income taxes
     and cumulative effect of accounting change ..................................      33,446         (73,646)        8,344
Provision (benefit) for income taxes .............................................      13,625         (15,312)        7,350
                                                                                      --------       ---------      --------
   Earnings (loss) from continuing operations before cumulative effect
     of accounting change ........................................................      19,821         (58,334)          994
                                                                                      --------       ---------      --------
Discontinued operations:
 Loss from discontinued operations, net of income tax benefits of $1.4 million
  in 1997 and $824,000 in 1996 ...................................................          --          (1,813)       (1,219)
 Estimated loss from disposal of discontinued operations, net of
  income tax benefit of $5.2 million in 1997 .....................................          --          (8,089)           --
                                                                                      --------       ---------      --------
                                                                                            --          (9,902)       (1,219)
                                                                                      --------       ---------      --------
   Earnings (loss) before cumulative effect of accounting change .................      19,821         (68,236)         (225)
Cumulative effect of change in accounting principle, net of
 income tax benefit of $851,000 in 1997 ..........................................          --          (1,449)           --
                                                                                      --------       ---------      --------
   Net income (loss) .............................................................    $ 19,821       $ (69,685)     $   (225)
                                                                                      ========       =========      ========
Net income (loss) per share:
 Basic and diluted--
  From continuing operations .....................................................    $   0.38       $   (1.07)     $   0.02
  From discontinued operations ...................................................          --           (0.18)        (0.02)
  Cumulative effect of change in accounting principle ............................          --           (0.02)           --
                                                                                      --------       ---------      --------
   Net income (loss) .............................................................    $   0.38       $   (1.27)     $     --
                                                                                      ========       =========      ========
Weighted average shares outstanding:
 Basic ...........................................................................      51,524          54,670        54,213
                                                                                      ========       =========      ========
 Diluted .........................................................................      52,226          54,670        55,088
                                                                                      ========       =========      ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK
                                         ------------------------
                                                                   ADDITIONAL
                                            NUMBER OF               PAID-IN
                                              SHARES      AMOUNT    CAPITAL
                                         --------------- -------- -----------
BALANCE, FISCAL 1995 ...................    53,826,866    $ 538    $ 159,088
Exercise of stock options, including
 tax benefit ...........................       556,494        5        5,238
Pooling of interests with acquired
 entities ..............................        65,186        1           --
Net loss for fiscal 1996 ...............            --       --           --
Foreign currency translation
 adjustment ............................            --       --           --
  Total comprehensive loss .............            --       --           --
                                            ----------    -----    ---------
BALANCE, FISCAL 1996 ...................    54,448,546      544      164,326
Stock and restricted stock awards ......       225,000        2        1,573
Exercise of stock options, including
 tax benefit ...........................        31,100        1          109
Net loss for fiscal 1997 ...............            --       --           --
Foreign currency translation
 adjustment ............................            --       --           --
  Total comprehensive loss .............            --       --           --
                                            ----------    -----    ---------
BALANCE, FISCAL 1997 ...................    54,704,646      547      166,008
Exercise of stock options, including
 tax benefit ...........................        77,604        1          544
Stock repurchases and retirements ......    (8,351,800)     (84)     (50,132)
Net income for fiscal 1998 .............            --       --           --
Foreign currency translation
 adjustment ............................            --       --           --
  Total comprehensive income ...........            --       --           --
                                            ----------    -----    ---------
BALANCE, FISCAL 1998 ...................    46,430,450    $ 464    $ 116,420
                                            ==========    =====    =========

                                                 COMPREHENSIVE
                                                    INCOME
                                         -----------------------------
                                                                                    COMPREHENSIVE
                                                            OTHER                      INCOME
                                          ACCUMULATED   COMPREHENSIVE                  FOR THE
                                            DEFICIT         INCOME        TOTAL        PERIOD
                                         ------------- --------------- ----------- --------------
BALANCE, FISCAL 1995 ...................   $  (6,302)     $   (500)     $ 152,824    $      --
Exercise of stock options, including
 tax benefit ...........................          --            --          5,243           --
Pooling of interests with acquired
 entities ..............................        (324)           --           (323)        (324)
Net loss for fiscal 1996 ...............        (225)           --           (225)        (225)
Foreign currency translation
 adjustment ............................          --           273            273          273
                                                                                     ---------
  Total comprehensive loss .............          --            --             --    $    (276)
                                           ---------      --------      ---------    =========
BALANCE, FISCAL 1996 ...................      (6,851)         (227)       157,792    $      --
Stock and restricted stock awards ......          --            --          1,575           --
Exercise of stock options, including
 tax benefit ...........................          --            --            110           --
Net loss for fiscal 1997 ...............     (69,685)           --        (69,685)     (69,685)
Foreign currency translation
 adjustment ............................          --        (3,060)        (3,060)      (3,060)
                                                                                     ---------
  Total comprehensive loss .............          --            --             --    $ (72,745)
                                           ---------      --------      ---------    =========
BALANCE, FISCAL 1997 ...................     (76,536)       (3,287)        86,732    $      --
Exercise of stock options, including
 tax benefit ...........................          --            --            545           --
Stock repurchases and retirements ......          --            --        (50,216)          --
Net income for fiscal 1998 .............      19,821            --         19,821       19,821
Foreign currency translation
 adjustment ............................          --        (1,693)        (1,693)      (1,693)
                                                                                     ---------
  Total comprehensive income ...........          --            --             --    $  18,128
                                           ---------      --------      ---------    =========
BALANCE, FISCAL 1998 ...................   $ (56,715)     $ (4,980)     $  55,189
                                           =========      ========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                             FISCAL
                                                                           -------------------------------------------
                                                                               1998            1997           1996
                                                                           ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .......................................................  $  19,821       $ (69,685)     $    (225)
                                                                            ---------       ---------      ---------
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) continuing operations:
  Depreciation and amortization ..........................................     25,404          30,734         25,614
  Provision for discontinued merchandise .................................         --          13,015             --
  Restructuring expenses (reversals) and asset impairment charges ........       (371)         54,660         17,528
  Loss from discontinued operations, net of tax benefits .................         --           1,813          1,219
  Estimated loss from disposal of discontinued operations, net of
    tax benefit ..........................................................         --           8,089             --
  Cumulative effect of change in accounting principle, net of tax
    benefit ..............................................................         --           1,449             --
  Write-off of deferred software development costs, net of tax
    benefit ..............................................................         --           1,459             --
  Stock-based compensation ...............................................         --           1,575             --
  Accretion of debt discount .............................................        359             340            194
  Changes in operating assets and liabilities, net of effect of acquisitions-- .......................................................
   Changes in assets:
    Accounts receivable ..................................................         65            (651)          (596)
    Inventory ............................................................     13,131          28,781        (32,635)
    Prepaid rent .........................................................       (271)           (295)        (1,513)
    Other current assets .................................................     12,950         (14,940)          (134)
    Other assets .........................................................        853          (1,465)        (2,368)
    Deferred income taxes ................................................     10,660         (13,514)        (4,529)
   Changes in liabilities:
    Accounts payable .....................................................      7,034           5,953        (16,046)
    Accrued expenses .....................................................     (3,572)         28,116          1,554
    Accrued restructuring expenses .......................................     (4,777)         (7,509)        (1,782)
                                                                            ---------       ---------      ---------
                                                                               61,465         137,610        (13,494)
                                                                            ---------       ---------      ---------
  Net cash provided by (used in) continuing operations ...................     81,286          67,925        (13,719)
  Net cash used in discontinued operations ...............................     (2,254)         (1,374)        (3,810)
                                                                            ---------       ---------      ---------
  Net cash provided by (used in) operating activities ....................     79,032          66,551        (17,529)
                                                                            ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................................    (28,507)        (29,059)       (67,595)
 Capital expenditures-discontinued operations ............................        (31)           (648)        (6,763)
 Acquisitions of businesses ..............................................     (2,769)         (1,396)        (1,807)
                                                                            ---------       ---------      ---------
  Net cash used in investing activities ..................................    (31,307)        (31,103)       (76,165)
                                                                            ---------       ---------      ---------

                                                        (CONTINUED ON NEXT PAGE)

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            FISCAL
                                                                         ---------------------------------------------
                                                                              1998            1997            1996
                                                                         -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt ............................            --              --         112,625
 Principal payments on long-term debt ................................           (50)           (316)           (526)
 Proceeds from borrowings under revolving credit facilities ..........       104,236         104,900         188,518
 Principal payments on revolving credit facilities ...................       (98,051)       (143,000)       (207,579)
 Payments for stock repurchases and retirements ......................       (50,216)             --              --
 Payment of deferred financing costs .................................        (1,178)           (288)           (583)
 Proceeds from exercise of stock options .............................           392              49           2,036
                                                                             -------        --------        --------
   Net cash provided by (used in) financing activities ...............       (44,867)        (38,655)         94,491
                                                                             -------        --------        --------
Effect of exchange rate changes on cash and cash equivalents .........        (1,223)            990             294
                                                                             -------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................................         1,635          (2,217)          1,091
CASH AND CASH EQUIVALENTS, beginning of year .........................         3,372           5,589           4,498
                                                                             -------        --------        --------
CASH AND CASH EQUIVALENTS, end of year ...............................     $   5,007      $    3,372      $    5,589
                                                                           =========      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
  Interest ...........................................................     $   7,021      $    7,925      $    7,229
                                                                           =========      ==========      ==========
  Income taxes .......................................................     $ (15,597)     $    3,293      $   13,627
                                                                           =========      ==========      ==========
Non-cash activities:
  Write-off of property and equipment against accrued
    restructuring expenses ...........................................     $  15,387      $   25,421      $       --
  Write-off of other assets against accrued restructuring
    expenses .........................................................         1,650          11,037             650
  Impact on stockholders' equity from tax benefit related to the
    exercise of stock options ........................................           153              61           3,207
  Issuance of convertible subordinated notes payable in
    connection with the acquisition of shades.com and
    SwissArmy Depot.com ..............................................         1,248              --              --
                                                                           ---------      ----------      ----------
                                                                           $  18,438      $   36,519      $    3,857
                                                                           =========      ==========      ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Sunglass Hut International, Inc., a Florida corporation, and subsidiaries (collectively, the "Company"), are engaged in retail sunglass and watch sales. The Company operates stores located throughout the United States, Canada, the Caribbean, Europe, Australia, New Zealand, and Southeast Asia.

PRINCIPLES OF CONSOLIDATION/FISCAL YEAR

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. EyeX, the Company's optical segment, has been recorded as a discontinued operation. The Company's yearend is the Saturday nearest January 31. Consequently, the Company's fiscal 1998, 1997 and 1996 years encompass the periods of February 1, 1998 through January 30, 1999, February 2, 1997 through January 31, 1998 and February 4, 1996 through February 1, 1997, respectively.

RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include but are not limited to the realizability of the Company's deferred tax assets, the possible outcome of outstanding litigation, inventory shrinkage and obsolescence accruals, self-insurance accruals for employee medical benefits, recognition of supplier incentives and support, and future obligations and costs associated with the Company's restructuring plans and strategic initiatives. Actual results in subsequent periods could differ from those estimates.

EARNINGS PER SHARE

     During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share calculations are determined by dividing earnings available to common stockholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (related to outstanding stock options discussed in Note 13 and the convertible debt discussed in Notes 5 and
10). The adoption of SFAS No. 128 did not have a material impact on the Company's previously reported earnings (loss) per share for 1996.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES--(CONTINUED)

     Basic and diluted earnings per share for income (loss) from continuing operations before cumulative effect of accounting change is computed as follows:

                                                                                   FISCAL
                                                                  ----------------------------------------
                                                                     1998           1997           1996
                                                                  ----------   -------------   -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Numerator:
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change ..................    $ 19,821      $ (58,334)     $    994
                                                                   ========      =========      ========
   Denominator:
    Denominator for basic earnings (loss) per share ...........      51,524         54,670        54,213
    Effect of dilutive securities:
     Options to purchase common stock .........................         685             --           875
     Convertible debt issued in January 1999 ..................          17             --            --
                                                                   --------      ---------      --------
   Denominator for diluted earnings (loss) per share ..........      52,226         54,670        55,088
                                                                   ========      =========      ========
   Earnings (loss) per share from continuing operations
    before cumulative effect of accounting change:
     Basic ....................................................    $   0.38      $   (1.07)     $   0.02
                                                                   ========      =========      ========
     Diluted ..................................................    $   0.38      $   (1.07)     $   0.02
                                                                   ========      =========      ========
   Antidilutive securities not included in the diluted earnings
    (loss) per share computation:
     Options to purchase common stock .........................         438          3,139         1,057
     Exercise price ...........................................    $   7.00      $    0.25      $   7.38
                                                                      to            to              to
                                                                   $  30.81      $   30.81      $  30.81
     Convertible subordinated debt ............................    $115,000      $ 115,000      $115,000
     Conversion price .........................................    $  30.25      $   30.25      $  30.25

CONCENTRATION OF SUPPLIERS

     In fiscal 1998, Bausch & Lomb (including Ray-Ban, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 25.8% and 26.7%, respectively, of the Company's total merchandise purchases. The Company has not experienced any significant difficulty in obtaining satisfactory sources of supply in the past. However, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. On April 28, 1999, Bausch & Lomb announced that it reached an agreement for the sale of assets and liabilities of its eyewear business with Luxottica Group SpA. The sale is subject to various regulatory approvals and is expected to close by June 30, 1999. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES--(CONTINUED)

INVENTORY

     Inventory, which consists of retail merchandise, is stated at the lower of cost (computed using the average cost method which approximates the first-in, first-out method) or market. Provision, when necessary, has been made to reduce inventory to its net realizable value.

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

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

     The unamortized cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging primarily from 15 to 25 years. Accumulated amortization at January 30, 1999 and January 31, 1998 was $28.9 million and $28.4 million, respectively. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of cost in excess of net assets of acquired businesses may warrant revision or that the remaining balance of cost in excess of net assets of acquired businesses may not be recoverable. When factors indicate that cost in excess of net assets of acquired businesses should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted projected net operating cash flows over the remaining life of the cost in excess of net assets of acquired businesses in measuring whether the remaining unamortized cost and the net book value of the related fixed and other assets are recoverable. If the cost in excess of net assets of acquired businesses is determined to be impaired, such assets are reduced to management's best estimate of fair value using the discounted projected net operating cash flows over the remaining life.

STORE OPENING COSTS

     Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

CATALOGUE AND ADVERTISING COSTS

     Catalogue costs, primarily consisting of catalogue production and mailing costs, are amortized over the expected future revenue stream, which is principally from three to six months from the date catalogues are mailed. A significant amount of these costs is funded by vendors and, as such, the expense incurred by the Company is not material. All other advertising costs are not material and are expensed as incurred.

INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES--(CONTINUED)

expected to be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized. The Company files a consolidated tax return with its domestic subsidiaries in the United States.

TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated statements of stockholders' equity and comprehensive income. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

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

     At January 30, 1999, foreign currency swap agreements cover approximately $3.4 million of intercompany amounts and mature in fiscal 1999. The fair value of these instruments approximates their carrying value at January 30, 1999. Fair value generally represents the amount the Company would pay or receive to terminate the agreements.

     The counterparties to these agreements are major international financial institutions, and the Company monitors the credit-worthiness of the counterparties and presently does not anticipate losses resulting from the credit risk of these institutions.

CASH AND CASH EQUIVALENTS/FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company classifies as cash and cash equivalents all interest-bearing deposits with original maturities of three months or less. The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving credit facility approximate fair value as of January 30, 1999 and

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES--(CONTINUED)

January 31, 1998. The fair value of convertible subordinated debentures approximates $74.4 million based on the quoted market price as of January 30, 1999.

NEW ACCOUNTING STANDARDS

 Segment Reporting

     Effective February 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 14). Prior year disclosures have been restated to conform to the requirements of SFAS No. 131.

 Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in fiscal 2000 and is in the process of reviewing the impact of such adoption on its financial position and results of operations.

 Start-Up Costs

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that costs incurred during the organization, pre-opening and start up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The Company is required to adopt the SOP in the first quarter of fiscal 1999, and, upon adoption, expense all remaining capitalized start-up costs as a cumulative effect of change in accounting principle, net of income tax benefit. The Company will adopt SOP 98-5 in fiscal 1999 and the adoption will not have a material effect on its financial position and results of operations.

NOTE 2--RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT CHARGES

     During fiscal 1996, the Company developed and commenced implementation of a restructuring plan to eliminate approximately 120 marginal or unprofitable locations through closure or conversion. In connection with the restructuring plan, the Company recorded restructuring expenses of $17.5 million ($14.7 million net of tax). The pre-tax charge consisted of expenses related to the write-down of fixed and other assets of $8.8 million and cash charges of $8.7 million for lease exit and other

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT CHARGES--(CONTINUED)

incremental costs. The after-tax charge also reflects the probability that certain net operating loss carry-forwards will not provide future tax benefits to the Company. As of January 30, 1999, this plan was fully completed.

     During fiscal 1997, management performed an assessment of the recoverability of the Company's asset base and, as a result, recorded $54.6 million ($34.8 million net of tax benefits) for restructuring expenses and asset impairment charges (the "250 Store Restructuring"). Pre-tax restructuring charges of $23.5 million related to the closing of approximately 250 marginal or unprofitable locations in the Company's North American, European and Australian segments and consisted of non-cash charges of $12.9 million for fixed and other asset write-downs and cash charges of $10.6 million for lease exit and other incremental exit costs. Additionally, asset impairment charges of $31.1 million ($20.1 million net of tax) were determined based on an analysis of projected estimated cash flows for underperforming operations which will continue to be operated and consisted of write-downs of fixed and other assets of European operations of $6.5 million, Australian operations of $10.3 million (including $7.9 million of cost in excess of net assets of acquired businesses), licensed departments of $4.0 million, certain underperforming domestic acquisitions of $2.5 million, and other underperforming assets of $7.8 million. The after-tax charge also reflects the probability that certain net operating loss carry-forwards will not provide future tax benefits to the Company.

     Additionally, during fiscal 1997, the Company recorded charges of (a) $13.0 million (reflected in cost of goods sold, occupancy and buying expenses) for inventory disposition costs in connection with the Company's decision to improve merchandise clarity and focus through the reduction of its vendor and total unit presentation and (b) $17.1 million ($13.3 million in operating expenses, $2.6 million in cost of goods sold, occupancy and buying expenses and $1.2 million in depreciation and leasehold amortization) of other unusual costs and expenses attributable to, among other things, efforts to restructure the Company's organizational infrastructure (including litigation reserves, management retention and severance costs associated with the reorganization of international operations and other items). During fiscal 1998, the Company substantially completed these programs and as of fiscal yearend 1998, $4.2 million included in accrued expenses in the accompanying consolidated balance sheet remained, including costs related to the April 1999 settlement of outstanding litigation (see Note 11).

     During fiscal 1998, the Company assessed the amounts recorded with its 250 Store Restructuring plan and determined that as a result of favorable experience in store closing costs, a reversal of previously accrued expenses of $5.1 million was required. Additionally, during fiscal 1998, as management continued the evaluation of its asset base, a formal plan was adopted for the closure of approximately 175 additional store locations and restructuring expenses of $4.7 million were recorded. The Company anticipates that these stores closures will be substantially completed during fiscal 1999. The Company estimates that the charges to be incurred in connection with the 175 store plan will consist of $3.2 million of non-cash charges for fixed and other asset write-downs and cash charges of $1.5 million for lease exit and other incremental costs.

     As the Company completes its restructuring plans, store locations held for disposal under the plans remain in operation up until the date of closure. For fiscal years 1998, 1997 and 1996, the net sales for these stores were $48.2 million, $63.5 million, and $64.9 million, respectively. Additionally, results of operations of these stores generated negative EBITDA (earnings before interest, taxes,

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT CHARGES--(CONTINUED)

depreciation and amortization) of $4.1 million, $5.1 million, and $3.0 million in fiscal years 1998, 1997 and 1996, respectively. Store assets are written down to fair value at the time the plans are approved and depreciation expense for these locations is suspended. The effect of suspending depreciation on assets held for disposal through the dates of disposition (assuming no writedown in value) was $1,594,000, $751,000 and $134,000 in fiscal years 1998, 1997 and 1996, respectively.

     The following summarizes the activity in accrued restructuring expenses during fiscal years 1998, 1997 and 1996:

                                         PROVISION FOR                           FIXED AND
                                         RESTRUCTURING     CASH PAYMENTS FOR    OTHER ASSET    REVERSAL OF
                            BEGINNING   EXPENSES/ASSET   LEASE EXIT AND OTHER   WRITEDOWNS/   RESTRUCTURING    ENDING
                             ACCRUAL      IMPAIRMENT       INCREMENTAL COSTS    IMPAIRMENTS      EXPENSES     ACCRUAL
                           ----------- ---------------- ---------------------- ------------- --------------- ---------
                                                                 (IN THOUSANDS)
Fiscal Year 1998 .........   $25,789        $ 4,727             $4,777            $17,037         $5,098      $ 3,604
Fiscal Year 1997 .........    15,096         54,660              7,509             36,458             --       25,789
Fiscal Year 1996 .........        --         17,528              1,782                650             --       15,096

NOTE 3--ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS REGARDING ACCOUNTING FOR INTERNAL USE SOFTWARE

     During fiscal 1997, as required, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation", which requires that reengineering costs incurred as part of an acquisition, installation or development of software be separated from other software project costs and expensed as incurred. In accordance with EITF Issue No. 97-13, the cumulative effect of the change in accounting principle of $2.3 million ($1.4 million net of tax) was recognized in the fourth quarter of fiscal 1997 in the accompanying consolidated statements of operations to reflect reengineering costs previously capitalized as part of the consulting costs incurred for the Company's human resources and financial software implementation projects.

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

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4--DISCONTINUED OPERATIONS

     In January 1998, as part of the Company's evaluation of its asset base, the Company adopted a plan to discontinue its EyeX segment. The Company substantially completed the disposition of Eye-X during fiscal 1998. Summarized results of EyeX for fiscal 1997 and 1996 are as follows:

                                                               FISCAL
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
   Net sales .....................................     $  7,819       $  4,784
                                                       ========       ========
   Loss before tax benefit .......................     $ (3,163)      $ (2,043)
   Income tax benefit ............................        1,350            824
                                                       --------       --------
   Net loss from operations ......................       (1,813)        (1,219)
   Estimated loss from disposition ...............       (8,089)            --
                                                       --------       --------
   Net loss from discontinued operations .........     $ (9,902)      $ (1,219)
                                                       ========       ========
   Basic and diluted net loss per share ..........     $  (0.18)      $  (0.02)
                                                       ========       ========

     EyeX fiscal 1998 net sales were approximately $2.1 million.

     The net assets of discontinued operations are summarized as follows:

                                                                       FISCAL
                                                             --------------------------
                                                                 1998          1997
                                                             -----------   ------------
                                                                   (IN THOUSANDS)
   Current assets ........................................    $    675      $   7,763
   Property and equipment, net ...........................          --          7,385
   Other assets ..........................................          --          1,556
   Current liabilities ...................................          --           (983)
   Allowance for estimated loss from disposition .........      (1,396)       (13,260)
                                                              --------      ---------
   Net assets (liabilities) ..............................    $   (721)     $   2,461
                                                              ========      =========

     The allowance for estimated loss from disposition represents provision for lease exit and other incremental costs. The net liabilities at January 30, 1999 are included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 5--ACQUISITIONS

     In January 1999, the Company acquired substantially all of the assets of shades.com and SwissArmyDepot.com, businesses engaged in selling sunglasses, watches and accessories primarily through Internet websites. The purchase price paid for the acquisition was $4.1 million, consisting of $2.9 million in cash and $1.2 million in convertible subordinated notes. The acquisition was accounted for as a purchase, with the excess of purchase price over the fair value of net assets acquired of approximately $4.1 million being recorded as cost in excess of net assets of acquired businesses. The allocation of purchase price related to the acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments. Proforma results of operations, assuming the acquisition occurred on February 1, 1998 are not materially different from current reported results.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6--OTHER CURRENT ASSETS

     Other current assets consist of the following at fiscal yearend:

                                                   FISCAL
                                           -----------------------
                                              1998         1997
                                           ----------   ----------
                                               (IN THOUSANDS)
   Current deferred tax assets .........    $12,755      $19,822
   Tax refund receivable ...............      4,271       17,660
   Other ...............................      5,019        5,295
                                            -------      -------
                                            $22,045      $42,777
                                            =======      =======

NOTE 7--PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at fiscal yearend:

                                                        FISCAL
                                              ---------------------------
                                                  1998           1997
                                              ------------   ------------
                                                    (IN THOUSANDS)
   Leasehold improvements .................    $  84,583      $  80,743
   Furniture and fixtures .................       96,299         83,862
   Construction in progress ...............        3,291         12,212
                                               ---------      ---------
                                                 184,173        176,817
   Less--Accumulated depreciation .........      (93,186)       (76,968)
                                               ---------      ---------
                                               $  90,987      $  99,849
                                               =========      =========

NOTE 8--ACCRUED EXPENSES

     Accrued expenses consist of the following at fiscal yearend:

                                                        FISCAL
                                                 ---------------------
                                                    1998        1997
                                                 ---------   ---------
                                                    (IN THOUSANDS)
   Accrued payroll and related taxes .........    $ 9,015     $ 7,388
   Accrued rent ..............................      8,450       7,019
   Other accrued expenses ....................     23,862      28,768
                                                  -------     -------
                                                  $41,327     $43,175
                                                  =======     =======

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES

     Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change consists of:

                                          FISCAL
                        ------------------------------------------
                            1998            1997           1996
                        ------------   -------------   -----------
                                      (IN THOUSANDS)
   Current:
    Federal .........     $ (4,271)      $ (10,208)     $  9,229
    State ...........          456           1,701         2,167
    Foreign .........          733             571         1,300
                          --------       ---------      --------
                            (3,082)         (7,936)       12,696
                          --------       ---------      --------
   Deferred:
    Federal .........       13,380          (6,106)       (2,339)
    State ...........        2,325          (4,316)         (572)
    Foreign .........        1,002           3,046        (2,435)
                          --------       ---------      --------
                            16,707          (7,376)       (5,346)
                          --------       ---------      --------
                          $ 13,625       $ (15,312)     $  7,350
                          ========       =========      ========

     Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations before cumulative effect of accounting change as a result of the following:

                                                                                           FISCAL
                                                                           --------------------------------------
                                                                              1998           1997          1996
                                                                           ----------   -------------   ---------
                                                                                       (IN THOUSANDS)
   Income tax provision (benefit) at the statutory rate ................    $11,706       $ (25,776)     $2,920
   State and local income taxes, net of federal income tax benefit .....      1,950          (1,711)      1,054
   Non-deductible amortization of cost in excess of net assets of
    acquired businesses ................................................        234             237         453
   Non-deductible expenses related to acquisition ......................         --              --        (352)
   Valuation allowance and contingencies ...............................        201          12,180       3,128
   Other, net ..........................................................       (466)           (242)        147
                                                                            -------       ---------      ------
                                                                            $13,625       $ (15,312)     $7,350
                                                                            =======       =========      ======

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES--(CONTINUED)

The components of the current and non-current deferred tax assets are summarized as follows at fiscal yearend:

                                                                                       FISCAL
                                                                              -------------------------
                                                                                  1998          1997
                                                                              -----------   -----------
                                                                                   (IN THOUSANDS)
   Current deferred tax assets:
    Inventory, principally due to additional costs capitalized for tax
      purposes ............................................................    $    848      $  1,060
    Reserves, principally due to accruals for financial reporting
      purposes ............................................................      11,835        18,165
   Other ..................................................................          72           597
                                                                               --------      --------
      Current deferred tax assets (included in other
         current assets) ..................................................      12,755        19,822
                                                                               --------      --------
   Non-current deferred tax assets:
    Property and equipment, principally due to differences
      in depreciation .....................................................       3,231         2,595
    Accrued rents, principally due to the equalization of expenses
      for financial reporting purposes ....................................       1,468         1,457
    Net operating loss carryforwards ......................................       6,129        10,026
    Alternative minimum tax credit ........................................         845            --
   Other ..................................................................         104          (422)
                                                                               --------      --------
      Non-current deferred tax assets .....................................      11,777        13,656
   Valuation allowance ....................................................      (4,427)       (8,180)
                                                                               --------      --------
      Non-current deferred tax assets (included in other assets) ..........       7,350         5,476
                                                                               --------      --------
   Net deferred tax assets ................................................    $ 20,105      $ 25,298
                                                                               ========      ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The net change in the total valuation allowance for the year ended January 30, 1999 was a decrease of $3.8 million.

     The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned foreign subsidiaries because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A current or deferred tax provision net of foreign tax credits, as applicable, will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. As of January 30, 1999, the undistributed earnings of these subsidiaries (not including subsidiaries with foreign net operating losses) was approximately $8.0 million.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10--LONG-TERM DEBT

     Long-term debt consists of the following at fiscal yearend:

                                                                                         FISCAL
                                                                                -------------------------
                                                                                    1998          1997
                                                                                -----------   -----------
                                                                                     (IN THOUSANDS)
   5-1/4% convertible subordinated notes, net of unamortized discount of
    $1,838,000 and $2,197,000, respectively, interest payable semi-
    annually, principal due June 2003. ......................................    $113,162      $ 112,803
   Borrowings under the Company's prior revolving credit facility with
    NationsBank at the Company's option of (i) the greater of (a) the prime rate or (b) the federal funds effective rate plus 0.50%, plus, in each case, up to a maximum of 0.75% depending on the levels of certain financial ratios or (ii) LIBOR plus a range of .625% to 1.75%
    depending on the levels of certain financial ratios, (9.00% and
    6.1875%, respectively, as of January 31, 1998). .........................          --         12,400
   Borrowings under the Company's revolving credit facility with
    BankBoston at the Company's option of (a) the prime rate (8.0% as of January 30, 1999) or (b) LIBOR (4.9% as of January 30, 1999)
    plus 2%, due November 2001. .............................................      18,584             --
   5-1/4% convertible subordinated notes, interest payable semi-annually,
    principal due January 2001 ..............................................       1,248             --
   Other ....................................................................         127            175
                                                                                 --------      ---------
                                                                                  133,121        125,378
   Less--Current portion of long-term debt ..................................          --        (12,575)
                                                                                 --------      ---------
                                                                                 $133,121      $ 112,803
                                                                                 ========      =========

     In April 1998, the Company refinanced the NationsBank of Florida, National Association ("NationsBank") revolving credit facility, by entering into an $80 million revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston") which was subsequently reduced to $65 million effective February, 1999. The $65 million facility provides for a commitment through November 2001 and includes up to $12.5 million in letters of credit. In November 1998, the Company amended this facility to incorporate a supplemental borrowing facility, amounts of which vary depending on the period that the borrowings are outstanding, as stated in the credit agreement. At January 30, 1999 the Company was entitled to borrow up to an additional $15 million under the supplemental component of its facility. Additionally, at January 30, 1999 the Company had $1.0 million in unsecured letters of credit outstanding which are being maintained as security for performance under the Company's executive office lease and for certain purchases of merchandise. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.0%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to minimum remaining availability of $12.5 million). The Company's revolving credit facility prohibits the payment of cash dividends. The $15 million supplemental component of the BankBoston facility has certain financial covenant requirements that are effective when borrowings occur against this facility. As of fiscal yearend 1998, no borrowings were outstanding on this supplemental facility.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10--LONG-TERM DEBT--(CONTINUED)

In June 1996, the Company issued $115 million principal amount of convertible subordinated notes (the "Notes Due 2003") to certain qualified institutional investors. (The resale of the Notes Due 2003 was later registered with the Securities and Exchange Commission in October 1996.) The private placement was made for the purpose of refinancing senior indebtedness and to finance the Company's expansion plans. The notes bear interest at 5-1/4%, payable semi-annually, and mature June 2003. The Notes are subordinated to all existing and future indebtedness of the Company, and are convertible into Company common stock at $30.25 per share.

     In January 1999, the Company issued $1.2 million of convertible subordinated notes (the "Notes Due 2001") in connection with an acquisition (see Note 5). The notes bear interest at 5-1/4%, payable semi-annually, and mature in January 2001. The Notes Due 2001 are unsecured and subordinate and junior to the Notes Due 2003, and are convertible into Company common stock at $6.00 per share.

     Maturities of long-term debt are as follows at fiscal yearend:

FISCAL YEAR                         AMOUNT
----------------------------   ---------------
                                (IN THOUSANDS)
  1998 .....................       $     --
  1999-2002 ................         19,959
  2003 .....................        115,000
                                   --------
                                   $134,959
                                   ========

NOTE-11--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases all of its retail stores and its office and warehouse facilities under operating leases. Store rent expense generally includes a percentage of the retail store's sales volume and/or a fixed minimum base rent. In addition, the majority of leases are subject to an annual adjustment for increases in real estate taxes, maintenance and insurance costs.

     The Company was obligated for the following minimum annual base rentals under operating leases at fiscal yearend:

FISCAL YEAR                          AMOUNT
-----------------------------   ---------------
                                 (IN THOUSANDS)
  1999 ......................       $ 74,879
  2000 ......................         61,696
  2001 ......................         53,338
  2002 ......................         45,851
  2003 ......................         37,006
  Thereafter ................         97,555
                                    --------
                                    $370,325
                                    ========

     Base rent expense totaled $81,430,000, $83,878,000 and $73,402,000 for fiscal years 1998, 1997 and 1996, respectively. Percentage of sales over a fixed minimum base rent totaled $5,865,000, $6,195,000 and $5,677,000 for fiscal years 1998, 1997 and 1996, respectively.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE-11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

SELF-INSURED GROUP HEALTH

     The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $150,000 and for annual Company medical claims which exceed approximately $3.8 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

CONSTRUCTION COMMITMENTS

     In the normal course of business, the Company enters into commitments for the construction of both new stores and existing store renovations. At January 30, 1999, the amounts outstanding under these construction commitments totaled approximately $1.9 million.

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

     In October 1997, two class action lawsuits were filed against the Company in the State of California in the Superior Court of California. The lawsuits alleged, among other things, that the Company violated certain California pay laws. In April 1999, the Company reached a settlement on these actions which will not have a material adverse effect on the accompanying consolidated financial statements.

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

     As of January 30, 1999 and January 31, 1998 the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share.

     During fiscal 1998, the Board of Directors authorized the repurchase of up to 15.5 million shares of Sunglass Hut's outstanding common stock. The repurchase program authorizes management, at its

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY--(CONTINUED)

discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options would be based on management's assessment of the Company's capital structure and liquidity, the market price of the Company's common stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors. As of January 30, 1999, the Company has repurchased and retired 8.4 million shares under these authorizations at a cost of $50.2 million.

NOTE 13--EMPLOYEE BENEFIT PLANS

STOCK-BASED COMPENSATION PLAN

     Effective March 31, 1996, the Company adopted the Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (the "1996 Plan") for key employees, officers, non-employee directors and independent contractors, which superseded the Company's previous stock-based compensation plan. The 1996 Plan provides for grants of stock options, stock appreciation rights, restricted common stock and other related awards that may be settled in cash, stock or other property. The total number of common shares subject to grant under the 1996 Plan is limited to 6,000,000, as adjusted, based on the 1996 Plan's formula, for issuances, redemptions, forfeitures and certain outstanding awards plan. As of fiscal yearend 1998, 1,667,730 common shares remained available for grant under the 1996 Plan. Options granted have a ten-year term, an exercise price equal to the fair market value of the Company's stock on the date of grant and vest equally over three or four years.

     In December, 1998, the Company's Board of Directors approved the exchange of certain stock options outstanding which were granted during 1995 and 1996. Options granted during 1995 and 1996, which had exercise prices of $13.94 and $30.50, respectively, were exchanged for fewer options at an exercise price of $6.00. The exchange ratio between the original options and the new options, based on an option valuation formula, resulted in the cancellation of approximately 279,000 options and the issuance of 106,000 options. The exchange was made available to all employees who held outstanding options that were granted during 1995 or 1996 on a voluntary basis. The exchanged options were issued with the same vesting and expiration schedule as the original options.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--EMPLOYEE BENEFIT PLANS--(CONTINUED)

     A summary of the status of the Company's stock-based compensation plans as of the end of fiscal years 1998, 1997 and 1996, and changes during the fiscal years then ended is presented below:

                                                                             FISCAL
                                   ------------------------------------------------------------------------------------------
                                               1998                           1997                           1996
                                   -----------------------------  -----------------------------  ----------------------------
                                                      WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                       AVERAGE                        AVERAGE                        AVERAGE
                                                       EXERCISE                       EXERCISE                      EXERCISE
FIXED OPTIONS                           SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
---------------------------------- ----------------  -----------  ----------------  -----------  ----------------  ----------
                                    (IN THOUSANDS)                 (IN THOUSANDS)                 (IN THOUSANDS)
Outstanding, beginning
 of year .........................      3,139           $ 7.83         2,073           $ 9.55         2,340          $ 9.00
Granted ..........................      2,213             7.17         1,562             7.06           373           28.33
Exercised ........................        (78)            5.05           (31)            1.58          (556)           3.66
Forfeited ........................       (893)           13.25          (465)           13.35           (84)           6.13
                                        -----                          -----                          -----
Outstanding, end of year .........      4,381           $ 6.47         3,139           $ 7.83         2,073          $ 9.55
                                        =====                          =====                          =====
Options exercisable ..............      1,899                          1,376                          1,282
                                        =====                          =====                          =====

     The following table summarizes information about stock options outstanding at fiscal 1998 yearend:

                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                ----------------------------------------------   ----------------------------
                                                     WEIGHTED-
                                                      AVERAGE       WEIGHTED-                       WEIGHTED-
                                     OPTIONS         REMAINING       AVERAGE         OPTIONS         AVERAGE
RANGE OF                           OUTSTANDING      CONTRACTUAL      EXERCISE      EXERCISABLE      EXERCISE
EXERCISE PRICES                    AT 1/30/99           LIFE          PRICE         AT 1/30/99        PRICE
-----------------------------   ----------------   -------------   -----------   ---------------   ----------
                                 (IN THOUSANDS)       (YEARS)                     (IN THOUSANDS)
   $ 0.25 to $ 3.75 .........           875               2.92        $ 1.15            826          $ 0.96
     5.44 to   9.75 .........         3,302               8.65          7.14            894            7.31
    12.50 to  15.25 .........           143               6.74         13.34            118           13.51
    30.81 ...................            61               7.14         30.81             61           30.81
                                      -----                                             ---
   $ 0.25 to $30.81 .........         4,381               7.42        $ 6.47          1,899          $ 5.69
                                      =====                                           =====

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--EMPLOYEE BENEFIT PLANS--(CONTINUED)

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation cost is deducted in determining net income (loss). Had the Company recorded stock-based compensation cost for options granted in fiscal 1998, 1997 and 1996 pursuant to SFAS No. 123 (using the Black-Scholes options pricing model) net income (loss) and diluted net income (loss) per share, including the assumptions used in these calculations, would have been as follows:

                                                                      FISCAL
                                           ------------------------------------------------------------
                                                   1998                 1997                1996
                                           -------------------   -----------------   ------------------
   Pro forma net income (loss) .........      $  16,346,000      $ (71,501,000)      $  (2,942,000)
   Pro forma diluted net income (loss)
    per share ..........................      $        0.32      $       (1.31)      $       (0.05)
   Pro forma weighted average fair value
    of options granted .................      $        4.12      $        3.90       $       14.47
   Risk free interest rates ............      4.46% to 5.75%     5.49% to 6.95%      5.92% to 7.05%
   Expected lives ......................        6.0 years          6.0 years           6.2 years
   Expected volatility .................              54%                   48%                 41%
   Expected dividends ..................   $          --         $          --       $          --

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

     During fiscal years 1998, 1997 and 1996, the Company's contributions to the Savings Plan aggregated $324,000, $250,000 and $295,000, respectively.

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

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in the retail sunglass and watch industries and in markets throughout the world. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION--(CONTINUED)

according to business units which comprise the Company's products across geographic locations. Accordingly, the North America segment (comprised of the United States, Canada and the Caribbean) includes sunglass and watch retail operations in this geographic market. Over ninety percent of the North America segment's net sales are derived from sales of sunglasses. The Other segment reported herein includes the sunglass and watch retail operations in other geographic locations, primarily Europe and Australia. The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. All intercompany revenues and expenses are eliminated in computing revenues and earnings (loss) before interest and taxes.

BUSINESS SEGMENTS

                                                               EARNINGS (LOSS)     DEPRECIATION
                                                               BEFORE INTEREST          AND
                                                 NET SALES       AND TAXES(1)      AMORTIZATION       ASSETS
                                                -----------   -----------------   --------------   -----------
                                                                        (IN THOUSANDS)
   1998
    North America ...........................    $528,023         $  41,575           $23,617       $233,310
    Other ...................................      73,931            (1,181)            1,787         25,044
                                                 --------         ---------           -------       --------
                                                  601,954            40,394            25,404        258,354
    Restructuring expense reversal ..........          --               371                --             --
                                                 --------         ---------           -------       --------
      Total .................................    $601,954         $  40,765           $25,404       $258,354
                                                 ========         =========           =======       ========
   1997
    North America ...........................    $497,997         $  28,590           $24,940       $261,827
    Other ...................................      75,843            (6,807)            4,574         34,865
                                                 --------         ---------           -------       --------
                                                  573,840            21,783            29,514        296,692
    Restructuring expenses/asset impairment
      charges and other expenses(2) .........          --           (87,065)            1,220             --
                                                 --------         ---------           -------       --------
                                                  573,840           (65,282)           30,734        296,692
    Discontinued operations(3) ..............          --                --                --          2,461
                                                 --------         ---------           -------       --------
      Total .................................    $573,840         $ (65,282)          $30,734       $299,153
                                                 ========         =========           =======       ========
   1996
    North America ...........................    $457,897         $  39,321           $21,807       $281,648
    Other ...................................      64,400            (5,480)            3,807         70,524
                                                 --------         ---------           -------       --------
                                                  522,297            33,841            25,614        352,172
    Restructuring expenses/asset impairment
      charges ...............................          --           (17,528)               --             --
                                                 --------         ---------           -------       --------
                                                  522,297            16,313            25,614        352,172
    Discontinued operations(3) ..............          --                --                --         10,341
                                                 --------         ---------           -------       --------
      Total .................................    $522,297         $  16,313           $25,614       $362,513
                                                 ========         =========           =======       ========

----------------
(1) Represents earnings (loss) from continuing operations before interest, income taxes and cumulative effect of accounting change.
(2) Represents (a) $54.6 million of restructuring expenses and asset impairment charges, (b) $13.0 million of inventory disposition costs, (c) $2.3 million of costs related to the adoption of a new accounting principle for internal use software and (d) $17.1 million of other costs expenses (see Notes 2, 3 and "Overview--Management Discussion and Analysis of Financial Condition and Results of Operations" for further information).
(3) Represents net assets of discontinued operations (see Note 4 for further information).

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

     NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION--(CONTINUED)

GEOGRAPHIC INFORMATION

     The following represents net sales and long-lived assets by geographic location:

                                                FISCAL
                                ---------------------------------------
                                    1998          1997          1996
                                -----------   -----------   -----------
                                            (IN THOUSANDS)
   Net sales:
    United States ...........    $490,026      $461,495      $429,110
    Other Countries .........     111,928       112,345        93,187
                                 --------      --------      --------
      Total .................    $601,954      $573,840      $522,297
                                 ========      ========      ========
   Long-lived assets:
    United States ...........    $101,116      $107,002      $125,212
    Other Countries .........      16,357        17,930        42,003
                                 --------      --------      --------
      Total .................    $117,473      $124,932      $167,215
                                 ========      ========      ========

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for fiscal 1998 and 1997 is as follows (in thousands, except per share data):

                                                                             FISCAL 1998
                                               -------------------------------------------------------------------
                                                  FIRST         SECOND        THIRD         FOURTH        TOTAL
                                               -----------   -----------   -----------   -----------   -----------
   Net sales ...............................    $146,646      $193,141      $122,832      $139,335      $601,954
   Gross profit ............................      59,129        86,487        45,040        54,775       245,431
   Net income (loss): ......................    $  3,846      $ 18,690      $ (4,005)     $  1,290      $ 19,821
                                                ========      ========      ========      ========      ========
   Basic and diluted income (loss)
    per share ..............................    $   0.07      $   0.34      $  (0.08)     $   0.03      $   0.38
                                                ========      ========      ========      ========      ========

                                                                             FISCAL 1997
                                               -----------------------------------------------------------------------
                                                  FIRST       SECOND(1)       THIRD        FOURTH(2)         TOTAL
                                               -----------   -----------   -----------   -------------   -------------
   Net sales ...............................    $136,243      $185,245      $122,355       $ 129,997       $ 573,840
   Gross profit ............................      51,326        80,762        42,946          32,032         207,066
   Income (loss) from:
    Continuing operations ..................         689        14,477        (4,467)        (69,033)        (58,334)
    Discontinued operations ................        (397)         (232)         (633)         (8,640)         (9,902)
    Change in accounting principle .........          --            --            --          (1,449)         (1,449)
                                                --------      --------      --------       ---------       ---------
      Net income (loss) ....................    $    292      $ 14,245      $ (5,100)      $ (79,122)      $ (69,685)
                                                ========      ========      ========       =========       =========
   Basic and diluted net income (loss)
    per share from:
    Continuing operations ..................    $   0.01      $   0.26      $  (0.08)      $   (1.26)      $   (1.07)
    Discontinued operations ................        0.00          0.00         (0.01)          (0.16)          (0.18)
    Change in accounting principle .........          --            --            --           (0.03)          (0.02)
                                                --------      --------      --------       ---------       ---------
      Net income (loss) ....................    $   0.01      $   0.26      $  (0.09)      $   (1.45)      $   (1.27)
                                                ========      ========      ========       =========       =========

(1) Results of operations for the second quarter of 1997 were negatively impacted by $1.7 million, or $0.02 per share, of costs recorded in connection with the resignation of the Company's former President and CEO.

(2) In the fourth quarter of 1997, the Company's management performed an assessment of the recoverability of the Company's asset base, and, based on the results of the assessment, the related decision to reduce vendor and total unit presentation, the adoption of two new accounting principles and other responses to the current sunglass specialty environment recorded $102.6 million ($75.8 million net of tax) of costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                   PART III

     The Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 1999 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12, and 13). Information with respect to executive officers of the company appears under the caption "Executive Officers of the Company" on pages 7 and 8 of Part I of this form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. FINANCIAL STATEMENTS. Reference is made to the Index set forth on page 20 of this Annual Report on Form 10-K.

      2. FINANCIAL STATEMENTS SCHEDULE. Reference is made to Schedule II-Valuation And Qualifying Accounts on page 51 of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

         The independent auditors report with respect to Schedule II is also filed as part of this report.

      3. EXHIBITS. * Indicates exhibits filed herewith.

                  ** Management contract or compensatory plan incorporated by reference from the document listed.

   EXHIBIT                                             DESCRIPTION
------------ ----------------------------------------------------------------------------------------------
      3.1    Registrant's Articles of Incorporation. Said Articles were last filed as and are incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (File
             No. 33-77792).
      3.2    Registrant's Amended and Restated Bylaws. Said Bylaws were last filed as and are incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on
             Form S-1 (File No. 33-77792).
      4.1    Registration Rights Agreement, dated June 26, 1996, between the Registrant and the initial purchasers of the 5-1/4% Convertible Subordinated Notes due 2003. Filed as and
             incorporated herein by reference to Exhibit 4.7 to Registrant's Registration Statement on
             Form S-1 (File No. 33-77792).
      4.2    Indenture, dated as of June 26, 1996, among the Registrant and the Bank of New York for
             Convertible Subordinated Notes. Filed as and incorporated herein by reference to Exhibit
             4.8 to Registrant's Registration Statement on Form S-1 (File No. 33-77792).
     10.1**  Registrant's Amended and Restated Stock Option Plan, as amended. Filed as and incorporated herein by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended
             January 31, 1998.
     10.2**  Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan . Filed as and
             incorporated herein by reference to Exhibit 10.1 to Registrant's Registration Statement on
             Form S-8 (File No. 333-20107).

 EXHIBIT                                           DESCRIPTION
--------- ---------------------------------------------------------------------------------------------
   10.3** Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. Files as and incorporated herein by reference to Exhibit 10.2 to
          Registrant's Registration Statement on Form S-1 (File No. 33-59872.)
   10.4   Office Space Lease Agreement, dated as of October 28, 1993, between The Travelers
          Insurance Company and the Registrant. Files as and incorporated herein by reference to
          Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (File No. 33-7-214.)
   10.5** Consulting and Management Services Agreement between Sunglass Hut International, Inc.
          and Hauslein & Company, Inc. dated February 24, 1997 (incorporated by reference to
          Exhibit 10.11 of the Registrant's Company's Report on Form 10-Q for the fiscal quarter ended May 3, 1997).
   10.6** Stock Option Agreement between the Registrant and James N. Hauslein (incorporated by reference to Exhibit 10.17 of the Registrant's Company's Report on Form 10-Q for the fiscal quarter ended November 1, 1997).
   10.7   Revolving Credit Notes to BankBoston Retail Finance, Inc. dated April 28, 1998 together with
          Loan and Security Agreement. Filed as and incorporated herein by reference to Exhibit
          10.11 of the Registrant's Report on Form 10-K for the fiscal year ended January 31, 1998.
   10.8*  First Amendment dated November 30, 1998 to Loan and Security Agreement dated April 28,
          1998 with BankBoston Retail Finance Inc.
   10.9*  Second Amendment dated January 13, 1999 to Loan and Security Agreement dated April 28,
          1998 with BankBoston Retail Finance, Inc., together with First Amendment to Stock Pledge
          Agreement, Guaranty of Shadescom, Inc., and Security Agreement between BankBoston
          Retail Finance, Inc. and Shadescom, Inc.
   21.1*  Subsidiaries of the Registrant
   23.1*  Consent of Arthur Andersen LLP
     27*  Financial Data Schedule

     The Company will furnish to any record or beneficial shareholder requesting a copy of this Annual Report on Form 10-K a copy of any exhibit indicated in the above list as filed with this Annual Report on Form 10-K upon payment to it of its expenses in furnishing such exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUNGLASS HUT INTERNATIONAL, INC.

                                 By: /s/  LARRY G. PETERSEN
                                    -------------------------
                                    Larry G. Petersen, Senior Vice President,
                                       Finance and Chief Financial Officer

Dated: April 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           SIGNATURES                            TITLE                      DATE
--------------------------------   --------------------------------   ---------------
/s/  JOHN X. WATSON                President, Chief Executive         April 30, 1999
-------------------------           Officer and Director
    John X. Watson                  (principal executive officer)


/s/  LARRY G. PETERSEN             Senior Vice President, Finance     April 30, 1999
------------------------            and Chief Financial Officer
     Larry G. Petersen              (principal financial officer)

/s/  GEORGE L. PITA                Vice President, Finance            April 30, 1999
------------------------            (principal accounting officer)
     George L. Pita

/s/  JAMES N. HAUSLEIN             Chairman of the Board              April 30, 1999
------------------------
     James N. Hauslein

/s/  ROHIT M. DESAI                Director                           April 30, 1999
------------------------
     Rohit M. Desai

/s/  JOHN H. DUERDEN               Director                           April 30, 1999
------------------------
     John H. Duerden

/s/  WILLIAM S. FIELD              Director                           April 30, 1999
------------------------
     William S. Field

/s/  ROBERT C. GRAYSON             Director                           April 30, 1999
------------------------
     Robert C. Grayson

/s/  WILLIAM E. PHILLIPS           Director                           April 30, 1999
------------------------
     William E. Phillips

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders
 of Sunglass Hut International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the Sunglass Hut International, Inc. annual report included in this Form 10-K, and have issued our report thereon dated March 17, 1999 (except with respect to the matters described in the fourth sentence of Note 1, under "Concentration of Suppliers", and the penultimate paragraph of Note 11, as to which the date is April 28, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
 March 17, 1999.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEARS 1998, 1997 AND 1996

                                     BEGINNING     ADDITIONS                                                 ENDING
                                      ACCRUAL       CHARGED         CASH         NON-CASH                   ACCRUAL
DESCRIPTION                           BALANCE      TO INCOME     REDUCTIONS     REDUCTIONS     REVERSAL     BALANCE
---------------------------------   -----------   -----------   ------------   ------------   ----------   ---------
                                                                     (IN THOUSANDS)
Restructuring accrual
 Fiscal Year 1998 ...............     $25,789       $ 4,727        $4,777         $17,037       $5,098      $ 3,604
 Fiscal Year 1997 ...............      15,096        54,660         7,509          36,458           --       25,789
 Fiscal Year 1996 ...............          --        17,528         1,782             650           --       15,096
Allowance for estimated loss from
  disposition of discontinued
  operations (EyeX)
 Fiscal Year 1998 ...............     $13,260       $    --        $3,106         $ 8,758       $   --      $ 1,396
 Fiscal Year 1997 ...............          --        13,260            --              --           --       13,260