Form 10-Q
period 1999-05-01
SUNGLASS HUT INTERNATIONAL INC
filed 1999-06-15
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21690
                                               --------

                        SUNGLASS HUT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              FLORIDA                                  65-0667471
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

         255 ALHAMBRA CIRCLE
         CORAL GABLES, FLORIDA                             33134
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (305) 461-6100
                                                     ---------------------------

--------------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 46,557,297 (as of June 14, 1999).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
                          PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements

     Consolidated Balance Sheets as of May 1, 1999
     and January 30, 1999 (Unaudited).......................................   3

     Consolidated Statements of Operations for the Thirteen Weeks Ended
     May 1, 1999 and May 2, 1998 (Unaudited)................................   4

     Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
     May 1, 1999 and May 2, 1998 (Unaudited)................................   5

     Notes to Consolidated Financial Statements (Unaudited).................   7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  10

                           PART II--OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................................  22
          Signatures........................................................  23

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART 1--FINANCIAL STATEMENTS

ITEM 1--FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     May 1,     January 30,
                                                                      1999         1999
                                                                   ---------    -----------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $   6,149      $   5,007
   Accounts receivable                                                 6,199          3,547
   Inventory                                                          95,012         88,834
   Prepaid rent                                                        7,614          7,978
   Other current assets                                               24,634         22,045
                                                                   ---------      ---------
                    Total current assets                             139,608        127,411

PROPERTY AND EQUIPMENT, net                                           91,344         90,987

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net                                                    26,173         26,486

OTHER ASSETS                                                          14,004         13,470
                                                                   ---------      ---------
                    Total assets                                   $ 271,129      $ 258,354
                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $  39,768      $  25,113
   Accrued expenses                                                   45,351         41,327
   Accrued restructuring expenses                                      2,967          3,604
                                                                   ---------      ---------
                    Total current liabilities                         88,086         70,044

LONG-TERM DEBT, net of current portion                               122,188        133,121
                                                                   ---------      ---------
                    Total liabilities                                210,274        203,165
                                                                   ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                        --             --
   Common stock                                                          464            464
   Additional paid-in capital                                        116,454        116,420
   Accumulated deficit                                               (50,671)       (56,715)
   Accumulated other comprehensive income                             (5,392)        (4,980)
                                                                   ---------      ---------
                    Total stockholders' equity                        60,855         55,189
                                                                   =========      =========
                    Total liabilities and stockholders' equity     $ 271,129      $ 258,354
                                                                   =========      =========

                 See notes to consolidated financial statements.

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Thirteen Weeks Ended
                                                                           --------------------
                                                                            May 1,       May 2,
                                                                             1999         1998
                                                                           --------     --------
Net sales                                                                  $152,581     $146,646
Cost of goods sold, occupancy and buying expenses                            89,012       87,517
                                                                           --------     --------
         Gross profit                                                        63,569       59,129
                                                                           --------     --------
Selling, general and administrative expenses:
   Operating expenses                                                        44,615       44,236
   Depreciation and leasehold amortization                                    6,336        5,710
   Amortization of cost in excess of net assets of acquired businesses          511          442
                                                                           --------     --------
                                                                             51,462       50,388
                                                                           --------     --------
         Earnings from operations before interest and income taxes           12,107        8,741
Interest expense                                                              2,115        2,223
                                                                           --------     --------
         Earnings from operations before income taxes                         9,992        6,518
Provision for income taxes                                                    3,946        2,672
                                                                           --------     --------
         Net income                                                        $  6,046     $  3,846
                                                                           ========     ========
Earnings per share (basic and diluted)                                     $   0.13     $   0.07
                                                                           ========     ========
Weighted average shares outstanding:
   Basic                                                                     46,361       54,716
                                                                           ========     ========
   Diluted                                                                   47,647       55,463
                                                                           ========     ========

                 See notes to consolidated financial statements.

               SUNGLASS HUT, INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Thirteen Weeks Ended
                                                                             ---------------------
                                                                             May 1,        May 2,
                                                                              1999          1998
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  6,046      $  3,846
                                                                             --------      --------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             6,847         6,152
      Accretion of debt discount                                                   93            95
      Changes in operating assets and liabilities -
            Changes in assets:
             Accounts receivable                                               (2,652)       (1,607)
             Inventory                                                         (6,178)          445
             Prepaid rent                                                         365            (2)
             Other current assets                                              (2,589)         (422)
             Other assets                                                        (709)        2,084
            Changes in liabilities:
              Accounts payable                                                 14,653        10,310
              Accrued expenses                                                  4,620         3,903
              Accrued restructuring expenses                                     (637)         (558)
                                                                             --------      --------
                                                                               13,813        20,400
                                                                             --------      --------
            Net cash provided by continuing operations                         19,859        24,246
            Net cash used in discontinued operations                             (312)         (902)
                                                                             --------      --------
            Net cash provided by operating activities                          19,547        23,344
                                                                             --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (6,070)       (5,440)
                                                                             --------      --------
            Net cash used in investing activities                              (6,070)       (5,440)
                                                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings under revolving credit facilities                  26,900        29,000
   Principal payments on revolving credit facilities                          (37,800)      (41,400)
   Principal payments on long-term debt                                          (125)          (25)
   Payments for stock repurchases and retirements                              (1,572)           --
   Payment of deferred financing costs                                             --          (629)
   Proceeds from exercise of stock options                                      1,323           126
                                                                             --------      --------
            Net cash used in financing activities                             (11,274)      (12,928)
                                                                              --------     --------
  Effect of exchange rate changes on cash and cash equivalents                 (1,061)          691
                                                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,142         5,667

CASH AND CASH EQUIVALENTS, beginning of period                                  5,007         3,372
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period                                     $  6,149      $  9,039
                                                                             ========      ========

                            (Continued on next page)

               SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Thirteen Weeks Ended
                                                                          --------------------
                                                                            May 1,     May 2,
                                                                             1999       1998
                                                                          --------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                                               $ 393     $  549
                                                                             =====     ======
      Income taxes                                                           $ 503     $  140
                                                                             =====     ======
   Non-cash activities:
      Write-down of property and equipment against accrued
         restructuring expenses                                              $  --     $1,756
                                                                             =====     ======


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 30, 1999 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2000.

NOTE 2--ACCRUED RESTRUCTURING EXPENSES:

During the first quarter of fiscal 1999, $637,000 of the accrual for restructuring expenses was utilized for the payment of lease exit and other incremental costs related to store closings. In fiscal 1999, the Company plans to close approximately 150 marginal or unprofitable locations included as part of its restructuring plans. During the first quarter, 15 of these locations were closed.

NOTE 3--COMPREHENSIVE INCOME:

Total comprehensive income consists of the following:

                                           Thirteen Weeks Ended:
                                           ---------------------
                                            May 1,        May 2,
                                             1999          1998
                                            -------      -------
                                               (In thousands)

Net income                                  $ 6,046      $ 3,846
Foreign currency translation adjustment        (412)         826
                                            -------      -------
       Total comprehensive income           $ 5,634      $ 4,672
                                            =======      =======

NOTE 4--EARNINGS PER SHARE:

Basic and diluted earnings per share is computed as follows:


                                                                                         THIRTEEN WEEKS ENDED
                                                                                   ---------------------------------
                                                                                        MAY 1,               MAY 2,
                                                                                         1999                 1998
                                                                                   --------------           --------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Net income                                                                         $  6,046            $  3,846
     Effect of dilutive securities:
       Interest expense, net of tax benefit on
         convertible debt issued in January 1999                                              10                  --
                                                                                        --------            --------
     Numerator for diluted earnings per share                                           $  6,056            $  3,846
                                                                                        ========            ========
Denominator:
     Denominator for basic earnings per share                                             46,361              54,716
     Effect of dilutive securities:
       Convertible debt issued in January 1999                                               208                  --
       Options to purchase common stock                                                    1,078                 747
                                                                                        --------            --------
     Denominator for diluted earnings per share                                           47,647              55,463
                                                                                        ========            ========
 Earnings per share (basic and diluted)                                                 $   0.13            $   0.07
                                                                                        ========            ========

Antidilutive securities not included
     in the diluted earnings per share computation:

    Options to purchase common stock                                                       1,379                 533
    Exercise prices                                                                     $  10.56            $  13.44
                                                                                            to                  to
                                                                                        $  30.81            $  30.81

    Convertible subordinated debt                                                       $115,000            $115,000
    Conversion price                                                                    $  30.25            $  30.25

NOTE 5--ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT - START-UP COSTS:

On January 31, 1999, as required, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-5. SOP 98-5 requires that costs incurred during the organization, pre-opening and start-up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The adoption did not have a material effect on the accompanying consolidated financial statements.

NOTE 6--RECENT ACCOUNTING PRONOUNCEMENT - FINANCIAL INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 when required and is in the process of reviewing the impact of such adoption on its financial position and results of operations.

NOTE 7--SEGMENT INFORMATION:

The following table presents the Company's revenues and earnings (loss) before interest and taxes by segment:


                                                                                 EARNINGS (LOSS)
                                                                                  BEFORE INTEREST
                                                              NET SALES          AND INCOME TAXES
                                                          ------------------    --------------------
                                                                       (IN THOUSANDS)
                        FIRST QUARTER 1999
                           North America                  $      135,549        $        13,034
                           Other segments                         17,032                   (927)
                                                          ------------------    --------------------
                                 Total                    $      152,581        $        12,107
                                                          ==================    ====================

                        FIRST QUARTER 1998
                           North America                  $      129,344        $         9,742
                           Other segments                         17,302                 (1,001)
                                                          ------------------    --------------------
                                 Total                    $      146,646        $         8,741
                                                          ==================    ====================

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RISKS OF NEW SPECIALTY STORE CONCEPTS, LOCATIONS AND DISTRIBUTION CHANNELS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and is opening approximately 30 new combination store locations ("combo stores" - featuring both sunglass and watch product offerings) and converting approximately 30 existing Sunglass Hut stores into combo store locations during fiscal 1999. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that these concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's international expansion subjects the Company to certain risks and limitations not associated with its current U.S. operations, including (i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to hire and train local personnel, (iii) the Company's dependence on local business conditions and practices, (iv) foreign currency losses, (v) the impact of foreign taxes, and (vi) foreign investment restrictions and limitations. Moreover, the Company's international expansion may include entry into joint venture and/or franchise arrangements, which may limit the Company's control of operations.

YEAR 2000 READINESS. The Year 2000 issue ("Y2K") is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Y2K problem will impact the Company and its business partners, an assessment of the Y2K exposure has been made by the Company and, primarily because the Company's major management information systems were recently acquired, the Company believes it will be able to substantially achieve Y2K readiness for its internal systems by the third quarter of fiscal 1999. The Company's operations are also dependent on the Y2K readiness of third parties. The inability to obtain merchandise from one or more key vendors on a timely basis due to internal or external Y2K issues could have a material adverse effect on the Company's operations. Moreover, the failure of a major vendor's systems to operate properly with respect to the Y2K problem on a timely basis or a Y2K conversion that is incompatible with the Company's systems, could have a material adverse effect on the Company's business, financial condition and results of operations. In recognition of this risk, the Company has developed a plan of communication with significant

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

MERCHANDISING, CONCENTRATION OF SUPPLIERS AND EXCLUSIVE BRANDS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In fiscal 1998, Bausch & Lomb (including RayBan, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 25.8% and 26.7%, respectively, of the Company's total merchandise purchases. On April 28, 1999, Bausch & Lomb announced that it had reached an agreement for the sale of the assets and liabilities of its eyewear business to Luxottica Group SpA. The sale is subject to various regulatory approvals and is expected to close by June 30, 1999. There can be no assurance that this transaction or other vendor consolidation or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically benefited from favorable product return and exchange privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future.

The Company's efforts to develop exclusive brands of products will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results. Moreover, the Company's exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements, which may limit the Company's control of these operations.

ABILITY TO MANAGE GROWTH. The Company has opened a significant number of new locations in the past several years. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores and convert selected existing stores into a new combo store format on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new locations or concepts will not cannibalize sales at existing locations.

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

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third fiscal quarter of each year,

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS. Certain provisions of the Company's Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions (i) classify the Company's Board of Directors into three classes, each of which will serve for different three-year periods, (ii) provide that only the Board of Directors or Chief Executive Officer may call special meetings of the stockholders, and (iii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings. The Company is also subject to certain provisions of the Florida Business Corporation Act, which may deter or frustrate takeovers of Florida corporations.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with approximately 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station. Additionally, during fiscal 1998, the Company began to test a new store concept that combines sunglasses and watches in a unified format ("combo stores"). The Company intends to continue to expand and further test this concept in fiscal 1999. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 1,819 specialty sunglass locations, 109 Watch Station locations and 59 combination sunglass and watch stores as of the quarter ended May 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements and new store additions (ii) the implementation of its restructuring plans and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its revolving credit facility in November 2001, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit facility with borrowing availability of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit facility. In accordance with the terms of the revolving credit facility, BankBoston's commitment to fund revolving credit borrowings based on inventory levels was reduced to $65 million effective February 1, 1999. In November 1998, the Company amended this facility to incorporate a supplemental borrowing facility of up to $15 million. As of May 29, 1999, the Company's borrowing base was approximately $66.9 million and the Company was entitled to borrow up to an additional $13.1 million under the supplemental component of its facility. The credit facility includes up to $12.5 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.00%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to a minimum remaining borrowing availability of $12.5 million).

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. At May 1, 1999, the Company had

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

outstanding borrowings under its credit facility of $7.7 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $19.5 million for the first three months of fiscal 1999 compared to $23.3 million for the same period in fiscal 1998. The difference between the Company's net income and operating cash flow in fiscal 1999 was primarily attributable to the reduction in inventory, non-cash charges for depreciation and amortization, and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $6.1 million for the first three months of fiscal 1999 compared to $5.4 million for the same period in fiscal 1998. Investing cash flows reflect capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash used in financing activities was $11.3 million for the first three months of fiscal 1999 compared to $12.9 million for the same period in fiscal 1998. Financing cash flows reflect the net reduction in the amounts outstanding under the Company's revolving credit facility as well as payments made for stock repurchases during the quarter, partially offset by proceeds received from stock option exercises.

Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 85 store locations in fiscal 1999 as well as the renovation of existing stores and required systems enhancements, and amounts associated with the Company's common stock repurchase program and other working capital requirements, including cash expenditures associated with the Company's restructuring activities, through at least the next twelve months.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 1, 1999 COMPARED TO QUARTER ENDED MAY 2, 1998

Net sales increased $5.9 million, or 4.0%, to $152.6 million during the quarter ended May 1, 1999 compared to $146.6 million for the same period of fiscal 1998. This increase reflects sales from new stores opened during the first quarter of fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $6.3 million, an increase in comparable store sales of 6.4% (accounting for approximately $8.2 million of this increase), offset by a decrease of $8.6 million for sales lost due to store closures during fiscal 1998 and 1999.

Gross profit increased $4.4 million, or 7.5%, to $63.6 million during the quarter ended May 1, 1999 compared to $59.1 million for the same period of fiscal 1998, primarily due to the increase

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

in net sales. As a percentage of net sales, gross profit increased 1.4% to 41.7% for the quarter ended May 1, 1999 from 40.3% for the same period of fiscal 1998. Gross profit as a percentage of sales increased in the quarter ended May 1, 1999 primarily due to lower occupancy expense resulting from the closure of underperforming locations and higher merchandise gross margins related to improved vendor terms and well controlled inventories.

Operating expenses increased $379,000, or 0.8%, during the quarter ended May 1, 1999 compared to the same period of fiscal 1998. As a percentage of net sales, operating expenses decreased 1.0% to 29.1% during the quarter ended May 1, 1999 compared to 30.1% for the same period in 1998. Operating expenses as a percentage of net sales decreased due to the impact of strong comparable store sales, the closure of underperforming locations in 1998 and 1999, and the reversal of approximately $500,000 of accrued expenses for certain litigation that was settled in April 1999.

Depreciation and leasehold amortization expense increased $626,000, or 10.9%, to $6.3 million during the quarter ended May 1, 1999 compared to $5.7 million for the same period of fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Interest expense decreased $108,000 to $2.1 million for the quarter ended May 1, 1999, compared to $2.2 million for the same period last year due to a decrease in average outstanding borrowings during the period.

The Company reported net income of $0.13 per share, or $6.0 million, during the quarter ended May 1, 1999 compared to net income of $0.07 per share, or $3.8 million for the same period of fiscal 1998.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

INFORMATION SYSTEMS & TECHNOLOGY

Based on an enterprise-wide risk analysis completed at the end of the 1998 fiscal year,, the following critical application systems areas are the focus of the Company's Y2K compliance efforts: Merchandising, Inventory Management, Point-of-Sale systems, Human Resources (including Payroll), and Financial Information. This risk analysis will be continually monitored and reevaluated during the course of the project to ensure that attention and resources are directed to the most critical areas.

The Company has undergone significant strategic improvements in its application systems in order to improve business processes. The Merchandising, Human Resources, and Financial Information systems were selected for improved business functionality and are vendor certified as Y2K compliant. The Human Resources and Financial Information systems were implemented during 1998. Remediation of the mission critical systems at the Distribution Center was completed and implemented during 1998. The Merchandising system is in the final test phase and is scheduled to be implemented in July 1999 in North America with International (Europe and Australia) implementations to follow. Critical functions are currently being tested to ensure the asserted compliance. The POS operating system upgrades were completed in May 1999 and POS application upgrades are being tested and will be implemented by July 1999.

Additionally, approximately 90% of the hardware and communications infrastructure has been remediated with the remaining remediation scheduled to be completed by August 1999. Of the

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

remaining secondary systems, 50% have been remediated with the balance scheduled to be remediated by September 1999. The remediation, testing, and implementation phases can run concurrently within system projects as well as overall for all system areas; however, implementation for all mission critical systems is expected to be substantially complete by the third quarter of the 1999 fiscal year.

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

The Vendor Relations area of the project refers to the Y2K status evaluation of key merchandise and service vendors. As part of the Y2K initiative, merchandise and service vendors are being surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain assurances from these vendors. In addition, because the Company depends heavily on a select group of merchandise vendors, the Company is conducting more in depth assessments of certain of these mission critical vendors including assessments of their supply chain analysis. These assessments are scheduled to be completed in July 1999. The criticality of merchandise vendors and service providers will be continually monitored and reevaluated during the course of the project to ensure that review and contingency planning is adequately completed for those vendors most critical to the Company.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

COSTS

To date, the Company has spent approximately $600,000 on Y2K efforts across all areas and expects to spend an additional $300,000 to complete the project, which amounts will be funded through operating cash flows. Operating costs related to Y2K compliance projects have been incurred over several quarters and are expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. The Company does not anticipate that these amounts will have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the dates on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Y2K expenditures vary significantly in project phases and vary depending on the remediation method used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

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

EUROPEAN MONETARY UNION

On January 1, 1999 eleven of the existing members of the European Union (the "EU") joined the European Monetary Union (the "EMU"). This will lead to, among many other things, fundamental changes in the way participating EU states implement their monetary policies and manage local currency exchange rates. Ultimately, there will be a single currency within certain countries of the EU, known as the Euro and one organization, the European Central Bank, responsible for setting European monetary policy. While some believe that the change will bring a higher level of competition within Europe and a greater sense of economic stability within that region, there is no certainty that the Company's activity in this region will necessarily realize any benefits as a result of such changes. The Company has reviewed the impact the Euro will have on its business and whether this will give rise to a need for

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                           27       Financial Data Schedule(1)

---------------
         (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 1, 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SUNGLASS HUT INTERNATIONAL, INC.

Date:  June 15, 1999             By: /s/ John X. Watson
                                    ----------------------------------------
                                     John X. Watson
                                     President, Chief Executive Officer and
                                     Director
                                     (principal executive officer)

Date:  June 15, 1999             By: /s/ Larry G. Petersen
                                    ----------------------------------------
                                     Larry G. Petersen
                                     Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (principal financial officer)

Date:  June 15, 1999             By: /s/ George L. Pita
                                    ---------------------------------------
                                     George L. Pita
                                     Vice President-Finance
                                     (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------
  27                       Financial Data Schedule