Form 10-Q
period 1999-07-31
SUNGLASS HUT INTERNATIONAL INC
filed 1999-09-14
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 45,622,384 (as of September 10, 1999).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
                          PART I--FINANCIAL INFORMATION

ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of July 31, 1999 (Unaudited)
         and January 30, 1999.................................................................................   3

       Consolidated Statements of Income for the Thirteen Weeks Ended July 31, 1999
         and August 1, 1998 (Unaudited).......................................................................   4

       Consolidated Statements of Income for the Twenty-Six Weeks Ended July 31, 1999
         and August 1, 1998 (Unaudited).......................................................................   5

       Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 1999
         and August 1, 1998 (Unaudited).......................................................................   6

       Notes to Consolidated Financial Statements (Unaudited).................................................   8

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations....................................................................................  12

ITEM 4.         Submission of Matters to a Vote of Security Holders...........................................  25


                                            PART II--OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K..............................................................  25
                Signatures....................................................................................  26

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JULY 31,      JANUARY 30,
                                                                 1999            1999
                                                              -----------     -----------
                                                              (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  13,686      $   5,007
   Accounts receivable                                             6,752          3,547
   Inventory                                                      99,873         88,834
   Prepaid rent                                                    7,611          7,978
   Other current assets                                           23,968         22,045
                                                               ---------      ---------
                    Total current assets                         151,890        127,411

PROPERTY AND EQUIPMENT, net                                       95,982         90,987

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net                                                25,601         26,486

OTHER ASSETS                                                      13,769         13,470
                                                               ---------      ---------
                    Total assets                               $ 287,242      $ 258,354
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  31,687      $  25,113
   Accrued expenses                                               55,076         41,327
   Accrued restructuring expenses                                  2,428          3,604
                                                               ---------      ---------
                    Total current liabilities                     89,191         70,044

LONG-TERM DEBT                                                   114,723        133,121
                                                               ---------      ---------
                    Total liabilities                            203,914        203,165
                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                    --             --
   Common stock                                                      466            464
   Additional paid-in capital                                    118,364        116,420
   Accumulated deficit                                           (30,126)       (56,715)
   Accumulated other comprehensive income                         (5,376)        (4,980)
                                                               ---------      ---------
 Total stockholders' equity                                       83,328         55,189
                                                               ---------      ---------
           Total liabilities and stockholders' equity          $ 287,242      $ 258,354
                                                               =========      =========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THIRTEEN WEEKS ENDED
                                                                           ---------------------
                                                                           JULY 31,     AUGUST 1,
                                                                             1999         1998
                                                                           --------     --------
Net sales                                                                  $199,620     $193,141
Cost of goods sold, occupancy and buying expenses                           109,951      106,654
                                                                           --------     --------
        Gross profit                                                         89,669       86,487
                                                                           --------     --------
Selling, general and administrative expenses:
   Operating expenses                                                        47,364       47,111
   Depreciation and leasehold amortization                                    6,450        5,827
   Amortization of cost in excess of net assets of acquired businesses          503          439
                                                                           --------     --------
                                                                             54,317       53,377
                                                                           --------     --------

        Earnings from operations before interest and income taxes            35,352       33,110
Interest expense                                                              1,836        1,566
                                                                           --------     --------

        Earnings from operations before income taxes                         33,516       31,544
Provision for income taxes                                                   12,973       12,854
                                                                           --------     --------

        Net income                                                         $ 20,543     $ 18,690
                                                                           ========     ========

Earnings per share:
  Basic                                                                    $   0.44     $   0.34
                                                                           ========     ========
  Diluted                                                                  $   0.42     $   0.34
                                                                           ========     ========

Weighted average shares outstanding:
  Basic                                                                      46,600       54,608
                                                                           ========     ========
  Diluted                                                                    48,378       55,678
                                                                           ========     ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          TWENTY-SIX WEEKS ENDED
                                                                          ----------------------
                                                                           JULY 31,     AUGUST 1,
                                                                             1999         1998
                                                                           --------     --------
Net sales                                                                  $352,199     $339,787
Cost of goods sold, occupancy and buying expenses                           198,959      194,172
                                                                           --------     --------
        Gross profit                                                        153,240      145,615
                                                                           --------     --------
Selling, general and administrative expenses:
   Operating expenses                                                        91,978       91,347
   Depreciation and leasehold amortization                                   12,785       11,537
   Amortization of cost in excess of net assets of acquired businesses        1,016          881
                                                                           --------     --------
                                                                            105,779      103,765
                                                                           --------     --------

        Earnings from operations before interest and income taxes            47,461       41,850
Interest expense                                                              3,953        3,788
                                                                           --------     --------

        Earnings  from operations before income taxes                        43,508       38,062
Provision for income taxes                                                   16,919       15,526
                                                                           --------     --------

        Net income                                                         $ 26,589     $ 22,536
                                                                           ========     ========

Earnings per share:
  Basic                                                                    $   0.57     $   0.41
                                                                           ========     ========
  Diluted                                                                  $   0.55     $   0.41
                                                                           ========     ========

Weighted average shares outstanding:
  Basic                                                                      46,480       54,662
                                                                           ========     ========
  Diluted                                                                    48,012       55,571
                                                                           ========     ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             TWENTY-SIX WEEKS ENDED
                                                                             ----------------------
                                                                             JULY 31,      AUGUST 1,
                                                                               1999          1998
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 26,589      $ 22,536
                                                                             --------      --------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            13,801        12,418
      Accretion of debt discount                                                  187           179
      Changes in operating assets and liabilities-
            Changes in assets:
              Accounts receivable                                              (3,205)         (189)
              Inventory                                                       (11,039)       10,289
              Prepaid rent                                                        367            94
              Other current assets                                             (1,923)       12,573
              Other assets                                                       (647)        1,494
            Changes in liabilities:
              Accounts payable                                                  6,574         6,406
              Accrued expenses                                                 15,758         4,664
              Accrued restructuring expenses                                   (1,780)       (1,599)
                                                                             --------      --------
                                                                               18,093        46,329
                                                                             --------      --------
            Net cash provided by continuing operations                         44,682        68,865
            Net cash used in discontinued operations                             (924)       (2,420)
                                                                             --------      --------
            Net cash provided by operating activities                          43,758        66,445
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (16,382)      (14,067)
                                                                             --------      --------
            Net cash used in investing activities                             (16,382)      (14,067)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                  55,791        29,000
   Principal payments on revolving credit facilities                          (74,251)      (41,400)
   Principal payments on long-term debt                                          (125)          (25)
   Payments for stock repurchases and retirements                              (1,722)       (4,491)
   Payment of deferred financing costs                                             --          (629)
   Proceeds from exercise of stock options                                      2,584           246
                                                                             --------      --------
            Net cash used in financing activities                             (17,723)      (17,299)
                                                                             --------      --------
   Effect of exchange rate changes on cash and cash equivalents                  (974)        1,634
                                                                             --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       8,679        36,713

CASH AND CASH EQUIVALENTS, beginning of period                                  5,007         3,372
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period                                     $ 13,686      $ 40,085
                                                                             ========      ========

                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    TWENTY-SIX WEEKS ENDED
                                                                                    ----------------------
                                                                                     JULY 31,   AUGUST 1,
                                                                                      1999        1998
                                                                                     -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -

      Interest                                                                       $ 3,692     $ 3,568
                                                                                     =======     =======
      Income taxes                                                                   $ 4,280     $(5,518)
                                                                                     =======     =======

   Non-cash activities:

      Write-down of property and equipment against accrued restructuring
         expenses                                                                    $    --     $ 3,835
                                                                                     =======     =======

      Impact on stockholder's equity from tax benefit related to the exercise of
         stock options                                                               $ 1,084     $   137
                                                                                     =======     =======

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1--GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 30, 1999 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and twenty-six weeks ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2000.

NOTE 2--ACCRUED RESTRUCTURING EXPENSES:

During the second quarter of fiscal 1999, as the Company continued to execute its restructuring plans, it was determined that a net reversal of previously accrued expenses of $275,000 was required. This amount is included in operating expenses in the accompanying statements of income.

Additionally, during the second quarter, approximately $260,000 of the restructuring accrual was utilized for the payment of lease exit and other incremental costs related to store closures. The Company plans to close approximately 130 marginal or unprofitable locations during fiscal 1999 as part of its restructuring plans. Through the end of the second quarter, 31 of these locations have closed and the Company anticipates that the remaining store closures will be substantially completed by the end of the fiscal year.

NOTE 3--COMPREHENSIVE INCOME:

Total comprehensive income consists of the following:

                                                                   THIRTEEN WEEKS ENDED
                                                             ----------------------------------
                                                             JULY 31, 1999     AUGUST 1, 1998
                                                                 1999               1998
                                                             --------------    ----------------
                                                                      (In thousands)

              Net income                                     $    20,543       $    18,690
              Foreign currency translation adjustment                 16            (1,706)
                                                             --------------    ----------------
                     Total comprehensive income              $    20,559       $    16,984
                                                             ==============    ================

                                                                  TWENTY-SIX WEEKS ENDED
                                                             ----------------------------------
                                                             JULY 31, 1999     AUGUST 1, 1998
                                                                 1999               1998
                                                             --------------    ----------------
                                                                      (In thousands)

              Net income                                     $    26,589       $    22,536
              Foreign currency translation adjustment               (396)             (880)
                                                             --------------    ----------------
                     Total comprehensive income              $    26,193       $    21,656
                                                             ==============    ================

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

NOTE 4--EARNINGS PER SHARE:

Basic and diluted earnings per share are computed as follows:

                                                                                    THIRTEEN WEEKS ENDED
                                                                            -------------------------------------
                                                                              JULY 31,            AUGUST 1,
                                                                                1999                 1998
                                                                            --------------    -------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Numerator:
              Net income                                                    $     20,543      $     18,690
              Effect of dilutive securities:
                Interest expense, net of tax benefit on
                  convertible debt issued in January 1999                             10               --
                                                                            --------------    -------------------
              Numerator for diluted earnings per share                      $     20,553      $     18,690
                                                                            ==============    ===================
         Denominator:
              Denominator for basic earnings per share                            46,600            54,608
              Effect of dilutive securities:
                Convertible debt issued in January 1999                              208                --
                Options to purchase common stock                                   1,570             1,070
                                                                            --------------    -------------------
              Denominator for diluted earnings per share                          48,378            55,678
                                                                            ==============    ===================
         Earnings per share:
              Basic                                                         $      0.44       $      0.34
                                                                            --------------    -------------------
              Diluted                                                       $      0.42       $      0.34
                                                                            ==============    ===================
         Antidilutive securities not included
              in the diluted earnings per share computation:
             Options to purchase common stock                                        92               571
             Exercise prices                                                $     17.06       $     11.25
                                                                                   to                to
                                                                            $     30.81       $     30.81

             Convertible subordinated debt                                  $    115,000      $    115,000
             Conversion price                                               $     30.25       $     30.25


                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

NOTE 4--EARNINGS PER SHARE--(CONTINUED):

                                                                                TWENTY-SIX WEEKS ENDED
                                                                          -----------------------------------
                                                                             JULY 31,           AUGUST 1,
                                                                               1999               1998
                                                                          ---------------    ----------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Numerator:
             Net income                                                   $     26,589       $     22,536
             Effect of dilutive securities:
               Interest expense, net of tax benefit on
                 convertible debt issued in January 1999                            20                --
                                                                          ---------------    ----------------
             Numerator for diluted earnings per share                     $     26,609       $     22,536
                                                                          ===============    ================
        Denominator:
             Denominator for basic earnings per share                           46,480             54,662
             Effect of dilutive securities:
               Convertible debt issued in January 1999                             208                 --
               Options to purchase common stock                                  1,324                909
                                                                          ---------------    ----------------
             Denominator for diluted earnings per share                         48,012             55,571
                                                                          ===============    ================
        Earnings per share:
                 Basic                                                    $      0.57        $      0.41
                                                                          ===============    ================
                 Diluted                                                  $      0.55        $      0.41
                                                                          ===============    ================
        Antidilutive securities not included
             in the diluted earnings per share
             computation:
            Options to purchase common stock                                      736              2,037
            Exercise prices                                               $     10.56        $     11.25
                                                                                  to                 to
                                                                          $      30.81       $      30.81

            Convertible subordinated debt                                 $    115,000       $    115,000
            Conversion price                                              $      30.25       $      30.25


NOTE 5--RECENT ACCOUNTING PRONOUNCEMENT - FINANCIAL INSTRUMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 when required and is in the process of reviewing the impact of such adoption on its financial position and results of operations.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)


NOTE 6--GEOGRAPHIC INFORMATION:

The following table presents the Company's revenues and earnings (loss) from operations before interest and income taxes by geographic area:

                                                                                  EARNINGS (LOSS)
                                                                                  FROM OPERATIONS
                                                                                  BEFORE INTEREST
                                                              NET SALES          AND INCOME TAXES
                                                          ------------------    --------------------
                                                                       (IN THOUSANDS)
                        THIRTEEN WEEKS ENDED
                           JULY 31, 1999
                           North America                  $      177,576        $        34,349
                           Other areas                            22,044                  1,003
                                                          ------------------    --------------------
                                 Total                    $      199,620        $        35,352
                                                          ==================    ====================
                        THIRTEEN WEEKS ENDED
                           AUGUST 1, 1998
                           North America                  $      172,774        $        33,397
                           Other areas                            20,367                   (287)
                                                          ------------------    --------------------
                                 Total                    $      193,141        $        33,110
                                                          ==================    ====================

                                                                                  EARNINGS (LOSS)
                                                                                  FROM OPERATIONS
                                                                                  BEFORE INTEREST
                                                              NET SALES          AND INCOME TAXES
                                                          ------------------    --------------------
                                                                       (IN THOUSANDS)
                        TWENTY-SIX WEEKS ENDED
                           JULY 31, 1999
                           North America                  $      313,125        $        47,289
                           Other areas                            39,074                    172
                                                          ------------------    --------------------
                                 Total                    $      352,199        $        47,461
                                                          ==================    ====================
                        TWENTY-SIX WEEKS ENDED
                           AUGUST 1, 1998
                           North America                  $      302,118        $        43,138
                           Other areas                            37,669                 (1,288)
                                                          ------------------    --------------------
                                 Total                    $      339,787        $        41,850
                                                          ==================    ====================

NOTE 7--REPURCHASE OF COMMON STOCK:

During fiscal 1998, the Board of Directors authorized the repurchase of up to
15.5 million shares of Sunglass Hut's outstanding common stock. In the first half of fiscal 1999, the Company repurchased 178,000 shares at a cost of approximately $1.7 million under this authorization, and subsequent to July 31, 1999, the Company repurchased an additional 853,000 shares at a cost of approximately $9.1 million.

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

RISKS OF NEW SPECIALTY STORE CONCEPTS, LOCATIONS AND DISTRIBUTION CHANNELS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996. During the first half of fiscal 1999, the Company has converted and/or opened 73 combination store locations ("combo stores" - featuring both sunglass and watch product offerings) and is planning on converting and/or opening approximately an additional 120 combo store locations during the balance of fiscal 1999. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. Although the Company has generally experienced favorable sales results in combo store conversions to date, these results are based on a limited time period and may vary significantly in the future. There can be no assurance that these concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein.

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

ABILITY TO IMPLEMENT RESTRUCTURING PLANS. The Company's restructuring plans anticipate the closure of approximately 130 marginal or unprofitable locations in fiscal 1999. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. Additionally, the Company has closed a significant number of store locations over the past few years and this could have an adverse effect on the Company's ability to obtain new store locations in the future. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

MERCHANDISING, CONCENTRATION OF SUPPLIERS AND EXCLUSIVE BRANDS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In the first half of fiscal 1999, Bausch & Lomb (including RayBan, Revo, Killer Loop and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 27.0% and 24.9%, respectively, of the Company's total merchandise purchases. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business. There can be no assurance that this transaction or other vendor consolidation or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically benefited from favorable product return and exchange privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third quarter of each fiscal year, (and to a lesser extent, during the first and fourth quarters of each year) and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Watch Station and combo stores.

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

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with approximately 2,000 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station. Additionally, during fiscal 1998, the Company began to test a new store concept that combines sunglasses and watches in a unified format ("combo stores"). The Company intends to continue to expand and further test this concept in fiscal 1999. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 1,771 specialty sunglass locations, 108 Watch Station locations and 95 combination sunglass and watch stores as of July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements and new store additions (ii) the implementation of its restructuring plans and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its revolving credit facility in November 2001, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion. In April 1998, the Company entered into a revolving credit facility with borrowing availability of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"), which replaced its former revolving credit facility. In accordance with the terms of the revolving credit facility, BankBoston's commitment to fund revolving credit borrowings based on inventory levels was reduced to $65 million effective February 1, 1999. In November 1998, the Company amended this facility to incorporate a supplemental borrowing facility. As of September 4, 1999, the Company's borrowing base was approximately $65.8 million and the Company was entitled to borrow up to an additional $13.8 million under the supplemental component of its facility. The credit facility includes up to $12.5 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.00%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to a minimum remaining borrowing availability of $12.5 million).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. At July 31, 1999, the Company had no outstanding borrowings under its credit facility reflecting a reduction of $18.5 million in debt since the beginning of the year. Approximately, $1.0 million in letters of credit were outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $43.8 million for the first six months of fiscal 1999 compared to $66.4 million for the same period in fiscal 1998. The difference between the Company's net income and operating cash flow in fiscal 1999 was primarily attributable to non-cash charges for depreciation and amortization, and increases in inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $16.4 million for the first six months of fiscal 1999 compared to $14.1 million for the same period in fiscal 1998. Investing cash flows reflect capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash used in financing activities was $17.7 million for the first six months of fiscal 1999 compared to $17.3 million for the same period in fiscal 1998. Financing cash flows reflect the net reduction in the amounts outstanding under the Company's revolving credit facility as well as payments made for stock repurchases during the quarter, partially offset by proceeds received from stock option exercises.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED AUGUST 1, 1998

Net sales increased $6.5 million, or 3.4%, to $199.6 million during the quarter ended July 31, 1999 compared to $193.1 million for the same period of fiscal 1998. This increase reflects sales from new stores opened during the second quarter of fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $6.8 million, an increase in comparable store sales of 5.9% (accounting for approximately $10.4 million of this increase), offset by a decrease of $10.7 million for sales lost due to store closures during fiscal 1998 and 1999.

Gross profit increased $3.2 million, or 3.7%, to $89.7 million during the quarter ended July 31, 1999 compared to $86.5 million for the same period of fiscal 1998, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 0.1% to 44.9% for the quarter ended July 31, 1999 from 44.8% for the same period of fiscal 1998, primarily due to lower occupancy expense resulting from the closure of underperforming locations.

Operating expenses increased by $253,000, or 0.1%, to $47.4 million during the quarter ended July 31, 1999 compared to $47.1 million for the same period of fiscal 1998. As a percentage of net sales, operating expenses decreased 0.7% to 23.7% during the quarter ended July 31, 1999 compared to 24.4% for the same period in 1998, due to the impact of strong comparable store sales, the closure of underperforming locations in 1998 and 1999, and the reversal of approximately $275,000 of previously accrued restructuring expenses.

Depreciation and leasehold amortization expense increased $623,000, or 10.7%, to $6.5 million during the quarter ended July 31, 1999 compared to $5.8 million for the same period of fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Interest expense increased $270,000 to $1.8 million for the quarter ended July 31, 1999, compared to $1.6 million for the same period last year due to an increase in average outstanding borrowings during the period.

The Company reported net income of $0.42 per diluted share, or $20.5 million, during the quarter ended July 31, 1999 compared to net income of $0.34 per diluted share, or $18.7 million for the same period of fiscal 1998.

FIRST SIX MONTHS OF 1999 COMPARED TO FIRST SIX MONTHS OF 1998

Net sales increased $12.4 million, or 3.7%, to $352.2 million during the first six months of fiscal 1999 compared to $339.8 million for the same period of fiscal 1998, primarily due to the increase in net sales. This increase reflects sales from new stores opened during the first

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

six months of fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $13.1 million, an increase in comparable store sales of 6.1% (accounting for approximately $18.6 million of this increase), offset by a decrease of $19.3 million for sales lost due to store closures during fiscal 1998 and 1999.

Gross profit increased $7.6 million, or 5.2%, to $153.2 million during the first six months of fiscal 1999 compared to $145.6 million for the same period of fiscal 1998, due to the increase in net sales. As a percentage of net sales, gross profit increased 0.6% to 43.5% for the first six months of fiscal 1999 from 42.9% for the same period of fiscal 1998, primarily due to lower occupancy expense resulting from the closure of underperforming locations and higher merchandise gross margins related to improved vendor terms and well controlled inventories.

Operating expenses increased $631,000, or 0.7% to $92.0 million during the first six months of fiscal 1999 compared to $91.3 million for the same period of fiscal 1998. As a percentage of net sales, operating expenses decreased 0.8% to 26.1% during the first six months of fiscal 1999 compared to 26.9% for the same period in 1998, due to the impact of strong comparable store sales, the closure of underperforming locations in 1998 and 1999 and the reversal during the first quarter of approximately $500,000 of accrued expenses for certain litigation that was settled in April 1999.

Depreciation and leasehold amortization expense increased $1.2 million, or 10.8% to $12.8 million during the first six months of fiscal 1999 compared to $11.5 million for the same period of fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Amortization of cost in excess of net assets of acquired business increased $135,000, or 15.3%, to $1.0 million during the first six months of fiscal 1999 compared to $881,000 for the same period of fiscal 1998 due to the amortization of goodwill related to the acquisition of shades.com and SwissArmyDepot.com at the end of fiscal 1998.

Interest expense increased $165,000 to $4.0 million for the first six months of fiscal 1999, compared to $3.8 million for the same period last year due to an increase in average outstanding borrowings during the period.

The Company reported net income of $0.55 per diluted share, or $26.6 million, during the first six months of fiscal 1999 compared to net income of $0.41 per diluted share, or $22.5 million for the same period of fiscal 1998.

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

Information Systems & Technology

Based on an enterprise-wide risk analysis completed at the end of the 1998 fiscal year, the following critical application systems areas are the focus of the Company's Y2K compliance efforts: Merchandising, Inventory Management, Point-of-Sale systems, Human Resources (including Payroll), and Financial Information. This risk analysis will be continually monitored and reevaluated during the course of the project to ensure that attention and resources are directed to the most critical areas.

The Company has undergone significant strategic improvements in its application systems in order to improve business processes. The Merchandising, Human Resources, and Financial

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Information systems were selected for improved business functionality and are vendor certified as Y2K compliant. The Human Resources and Financial Information systems were implemented during 1998. Remediation of the mission critical systems at the Distribution Center was completed and implemented during 1998. The Merchandising system was implemented in August 1999 in North America. International (Europe and Australia) implementations are in process and scheduled to be completed by November 1999. Critical functions are currently being tested to ensure the asserted compliance. The POS operating system upgrades were completed in May 1999 and POS application upgrades are being implemented and scheduled to be completed by October 1999.

Additionally, approximately 90% of the hardware and communications infrastructure has been remediated with the remaining remediation scheduled to be completed by October 1999. Telecommunications software remediation and initial testing is complete. The store polling process has been converted to an in-house process to avoid any third party risk as well as improve functionality. Of the remaining secondary systems, 85% have been remediated with the balance scheduled to be remediated by October 1999. The remediation, testing, and implementation phases can run concurrently within system projects as well as overall for all system areas; however, implementation for all mission critical systems is expected to be substantially completed by the end of the third quarter of the 1999 fiscal year.

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

The Vendor Relations area of the project refers to the Y2K status evaluation of key merchandise and service vendors. As part of the Y2K initiative, merchandise and service vendors are being surveyed to determine their readiness and the Company is in the process of obtaining or negotiating to obtain assurances from these vendors. In addition, because the Company depends heavily on a select group of merchandise vendors, the Company is conducting more in depth assessments of certain of these mission critical vendors including assessments of their supply chain analysis. The final phase of these assessments is scheduled to be completed in October 1999. The criticality of merchandise vendors and service providers will be continually monitored and reevaluated during the course of the project to ensure that review and contingency planning is adequately completed for those vendors most critical to the Company. Where necessary, contingency plans will be developed to be used in the event of supplier delivery delay or failure. Although the Company has not been put on

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

The Company has developed contingency plans identifying what actions would be required if a critical system, service provider, or merchandise vendor were not Y2K compliant. The Company will continue to re-evaluate these plans during the remainder of the year.

Costs

During fiscal 1998 and 1999, the Company has expensed approximately $650,000 on Y2K efforts across all areas and expects to spend an additional $270,000 to complete the project, which amounts will be funded through operating cash flows. Operating costs related to Y2K compliance projects have been incurred over several quarters and are expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. The Company does not anticipate that these amounts will have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the dates on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Y2K expenditures vary significantly in project phases and vary depending on the remediation method used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting") for the following purposes:

         1. To elect two members to the Company's Board of Directors to hold office until the Company's 2002 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

         2. To transact such other business as may properly come before the Annual Meeting and any adjournments or postponements thereof.

The votes cast at the Annual Meeting were as follows:

         1.       Election Directors:

                  Rohit M. Desai -

                    For                                   40,026,705
                    Withheld                               4,214,868

         2.       William E. Phillips -

                    For                                   40,026,705
                    Withheld                               4,214,868

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                           27       Financial Data Schedule(1)

---------------
         (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended July 31, 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGLASS HUT INTERNATIONAL, INC.

Date:  September 14, 1999         By:   /s/John X. Watson
                                        ----------------------------------------
                                        John X. Watson
                                        President, Chief Executive Officer and
                                        Director
                                        (principal executive officer)

Date:  September 14, 1999         By:   /s/Larry G. Petersen
                                        ----------------------------------------
                                        Larry G. Petersen
                                        Senior Vice President-Finance
                                        and Chief Financial Officer
                                        (principal financial officer)

Date:  September 14, 1999         By:   /s/George L. Pita
                                        ----------------------------------------
                                        George L. Pita
                                        Vice President-Finance
                                        (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule