Form 10-Q
period 1999-10-30
SUNGLASS HUT INTERNATIONAL INC
filed 1999-12-03
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 45,322,591 (as of December 1, 1999).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                    PAGE
                                              PART I--FINANCIAL INFORMATION

ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of October 30, 1999 (Unaudited)
         and January 30, 1999........................................................................................  3

       Consolidated Statements of Operations for the Thirteen Weeks Ended October 30, 1999
         and October 31, 1998 (Unaudited)............................................................................  4

       Consolidated Statements of Operations for the Thirty-Nine Weeks Ended October 30,
         1999 and October 31, 1998 (Unaudited).....................................................................    5

       Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30,
         1999 and October 31, 1998 (Unaudited).......................................................................  6

       Notes to Consolidated Financial Statements (Unaudited)........................................................  8

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations......................................................................................... 13

                                                PART II--OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K..................................................................... 26
                Signatures........................................................................................... 27

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                    OCTOBER 30,      JANUARY 30,
                                                                        1999             1999
                                                                    -----------      -----------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $   6,339        $   5,007
   Accounts receivable                                                   5,805            3,547
   Inventory                                                           103,320           88,834
   Prepaid rent                                                          7,665            7,978
   Other current assets                                                 29,292           22,045
                                                                     ---------        ---------
                    Total current assets                               152,421          127,411

PROPERTY AND EQUIPMENT, net                                            100,825           90,987

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net                                                      25,708           26,486

OTHER ASSETS                                                            13,294           13,470
                                                                     ---------        ---------
                    Total assets                                     $ 292,248        $ 258,354
                                                                     =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $  33,449        $  25,113
   Accrued expenses                                                     46,016           41,327
   Accrued restructuring expenses                                        2,215            3,604
                                                                     ---------        ---------
                    Total current liabilities                           81,680           70,044

LONG-TERM DEBT                                                         138,200          133,121
                                                                     ---------        ---------
                    Total liabilities                                  219,880          203,165
                                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                          --               --
   Common stock                                                            457              464
   Additional paid-in capital                                          108,219          116,420
   Accumulated deficit                                                 (31,690)         (56,715)
   Accumulated other comprehensive loss                                 (4,618)          (4,980)
                                                                     ---------        ---------
                    Total stockholders' equity                          72,368           55,189
                                                                     =========        =========
                    Total liabilities and stockholders' equity       $ 292,248        $ 258,354
                                                                     =========        =========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THIRTEEN WEEKS ENDED
                                                                            ----------------------------
                                                                            OCTOBER 30,      OCTOBER 31,
                                                                                1999             1998
                                                                            -----------      -----------
Net sales                                                                    $ 132,288        $ 122,832
Cost of goods sold, occupancy and buying expenses                               80,857           77,792
                                                                             ---------        ---------
        Gross profit                                                            51,431           45,040
                                                                             ---------        ---------
Selling, general and administrative expenses:
   Operating expenses                                                           45,017           43,656
   Depreciation and leasehold amortization                                       6,546            6,161
   Amortization of cost in excess of net assets of acquired businesses             501              439
                                                                             ---------        ---------
                                                                                52,064           50,256
                                                                             ---------        ---------
        Loss from operations before interest and income taxes                     (633)          (5,216)
Interest expense                                                                 2,017            1,542
                                                                             ---------        ---------
        Loss from operations before income taxes                                (2,650)          (6,758)
Benefit for income taxes                                                        (1,086)          (2,753)
                                                                             ---------        ---------
        Net loss                                                             $  (1,564)       $  (4,005)
                                                                             =========        =========
Net loss per share (basic and diluted)                                       $   (0.03)       $   (0.08)
                                                                             =========        =========
Weighted average shares outstanding (basic and diluted)                         45,907           50,028
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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THIRTY-NINE WEEKS ENDED
                                                                            --------------------------
                                                                            OCTOBER 30,    OCTOBER 31,
                                                                                1999          1998
                                                                            -----------    -----------
Net sales                                                                    $484,487       $462,618
Cost of goods sold, occupancy and buying expenses                             279,816        271,963
                                                                             --------       --------
        Gross profit                                                          204,671        190,655
                                                                             --------       --------
Selling, general and administrative expenses:
   Operating expenses                                                         136,995        135,001
   Depreciation and leasehold amortization                                     19,331         17,698
   Amortization of cost in excess of net assets of acquired businesses          1,517          1,320
                                                                             --------       --------
                                                                              157,843        154,019
                                                                             --------       --------
        Earnings from operations before interest and income taxes              46,828         36,636
Interest expense                                                                5,970          5,331
                                                                             --------       --------
        Earnings  from operations before income taxes                          40,858         31,305
Provision for income taxes                                                     15,833         12,773
                                                                             --------       --------
        Net income                                                           $ 25,025       $ 18,532
                                                                             ========       ========
Earnings per share:
  Basic                                                                      $   0.54       $   0.35
                                                                             ========       ========
  Diluted                                                                    $   0.52       $   0.34
                                                                             ========       ========
Weighted average shares outstanding:
  Basic                                                                        46,289         53,117
                                                                             ========       ========
  Diluted                                                                      47,752         53,868
                                                                             ========       ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THIRTY-NINE WEEKS ENDED
                                                                              ----------------------------
                                                                              OCTOBER 30,      OCTOBER 31,
                                                                                 1999              1998
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  25,025        $  18,532
                                                                               ---------        ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               20,848           19,018
      Accretion of debt discount                                                     284              253
      Changes in operating assets and liabilities-
            Changes in assets:
             Accounts receivable                                                  (2,258)          (1,137)
             Inventory                                                           (14,486)          10,575
             Prepaid rent                                                            313              325
             Other current assets                                                 (7,247)          24,167
             Other assets                                                           (348)          (4,971)
            Changes in liabilities:
              Accounts payable                                                     8,336           10,124
              Accrued expenses                                                     7,037             (619)
              Accrued restructuring expenses                                      (2,054)          (3,455)
                                                                               ---------        ---------
                                                                                  10,425           54,280
                                                                               ---------        ---------
            Net cash provided by continuing operations                            35,450           72,812
            Net cash used in discontinued operations                              (1,001)          (3,466)
                                                                               ---------        ---------
            Net cash provided by operating activities                             34,449           69,346
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (28,855)         (22,122)
   Capital expenditures - discontinued operations                                     --              (31)
                                                                               ---------        ---------
            Net cash used in investing activities                                (28,855)         (22,153)
                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                    119,100           34,800
   Principal payments on revolving credit facilities                            (114,179)         (41,400)
   Principal payments on long-term debt                                             (125)             (25)
   Payments for stock repurchases and retirements                                (12,633)         (42,722)
   Payment of deferred financing costs                                                --             (629)
   Proceeds from exercise of stock options                                         3,077              246
                                                                               ---------        ---------
            Net cash used in financing activities                                 (4,760)         (49,730)
                                                                               ---------        ---------
   Effect of exchange rate changes on cash and cash equivalents                      498            2,212
                                                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,332             (325)

CASH AND CASH EQUIVALENTS, beginning of period                                     5,007            3,372
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                       $   6,339        $   3,047
                                                                               =========        =========

                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THIRTY-NINE WEEKS ENDED
                                                                                     --------------------------
                                                                                     OCTOBER 30,    OCTOBER 31,
                                                                                         1999          1998
                                                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                                                         $ 3,911       $  3,650
                                                                                       =======       ========
      Income taxes                                                                     $ 7,277       $(16,576)
                                                                                       =======       ========
   Non-cash activities:
      Write-down of property and equipment against accrued restructuring
         expenses                                                                      $    --       $  5,618
      Write-down or other assets against accrued restructuring expenses                     --          1,297
                                                                                       =======       ========
                                                                                       $    --       $  6,915
                                                                                       =======       ========
      Impact on stockholder's equity from tax benefit related to the exercise of
         stock options                                                                 $ 1,347       $    137
                                                                                       =======       ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--GENERAL:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 30, 1999 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2000.

NOTE 2--ACCRUED RESTRUCTURING EXPENSES:

During the third quarter, approximately $268,000 of the restructuring accrual was utilized for the payment of lease exit and other incremental costs related to store closures. The Company plans to close approximately 120 marginal or unprofitable locations during fiscal 1999 as part of its restructuring plans. Through the end of the third quarter, 45 of these locations have closed and the Company anticipates that the remaining store closures will be completed by the end of the fiscal year.

NOTE 3--DISCONTINUED OPERATIONS:

In January 1998, the Company adopted a plan to discontinue its EyeX optical segment and substantially completed this disposition during fiscal 1998. The accompanying Consolidated Balance Sheet as of October 30, 1999 includes an allowance for estimated loss from disposition of the segment of approximately $266,000 (included in accrued expenses). As the Company completes its disposal of the segment, certain matters may arise which could result in additional gains or losses to be recognized by the Company. Accordingly, such gains or losses will be included in the Company's Statement of Operations as they are incurred.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

NOTE 4--COMPREHENSIVE INCOME (LOSS):

Total comprehensive income (loss) consists of the following:

                                                                         THIRTEEN WEEKS ENDED
                                                             ---------------------------------------------
                                                               OCTOBER 30, 1999        OCTOBER 31, 1998
                                                             ---------------------    --------------------
                                                                            (IN THOUSANDS)
              Net loss                                       $      (1,564)           $      (4,005)
              Foreign currency translation adjustment                  758                      591
                                                             ---------------------    --------------------
                     Total comprehensive loss                $        (806)           $      (3,414)
                                                             =====================    ====================

                                                                       THIRTY-NINE WEEKS ENDED
                                                             ---------------------------------------------
                                                               OCTOBER 30, 1999        OCTOBER 31, 1998
                                                             ---------------------    --------------------
                                                                            (IN THOUSANDS)
              Net income                                     $      25,025            $      18,532
              Foreign currency translation adjustment                  362                     (289)
                                                             =====================    ====================
                     Total comprehensive income              $      25,387            $      18,243
                                                             =====================    ====================

NOTE 5--EARNINGS PER SHARE:

Basic and diluted earnings per share are computed as follows:

                                                                              THIRTEEN WEEKS ENDED
                                                                    ------------------------------------------
                                                                        OCTOBER 30,            OCTOBER 31,
                                                                           1999                   1998
                                                                    --------------------    ------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Numerator:
               Net loss                                             $        (1,564)        $     (4,005)
                                                                    ====================    ==================
          Denominator:
               Denominator for basic earnings per share                      45,907               50,028
               Effect of dilutive securities:
                 Options to purchase common stock                                --                   --
                                                                    --------------------    ------------------
               Denominator for diluted earnings per share                    45,907               50,028
                                                                    ====================    ==================
          Loss per share:

               Basic and diluted                                    $         (0.03)        $      (0.08)
                                                                    ====================    ==================

          Antidilutive securities not included
               in the diluted earnings per share computation:
              Options to purchase common stock                                4,538                 4,725
              Exercise prices                                       $          0.25         $        0.25
                                                                                to                    to
                                                                    $         30.81         $       30.81

              Convertible subordinated debt                         $       116,248         $     115,000
              Conversion price                                      $  6.00  and  $30.25    $       30.25

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

NOTE 5--EARNINGS PER SHARE--(CONTINUED):

                                                                                THIRTY-NINE WEEKS ENDED
                                                                         -------------------------------------
                                                                           OCTOBER 30,          OCTOBER 31,
                                                                               1999                1998
                                                                         ----------------    -----------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Numerator:
             Net income                                                   $     25,025       $     18,532
             Effect of dilutive securities:
               Interest expense on convertible debt issued in
                 January 1999, net of tax benefit                                   30                --
                                                                          ---------------    ----------------
             Numerator for diluted earnings per share                     $     25,055       $     18,532
                                                                          ===============    ================
        Denominator:
             Denominator for basic earnings per share                           46,289             53,117
             Effect of dilutive securities:
               Convertible debt issued in January 1999                             208                 --
               Options to purchase common stock                                  1,255                751
                                                                          ---------------    ----------------
             Denominator for diluted earnings per share                         47,752             53,868
                                                                          ===============    ================
        Earnings per share:
                 Basic                                                    $      0.54        $      0.35
                                                                          ===============    ================
                 Diluted                                                  $      0.52        $      0.34
                                                                          ===============    ================

        Antidilutive securities not included
            in the diluted earnings per share computation:
            Options to purchase common stock                                      552                950
            Exercise prices                                               $     10.56        $      3.75
                                                                                  to                 to
                                                                          $     30.81        $     30.81

            Convertible subordinated debt                                 $   115,000        $   115,000
            Conversion price                                              $     30.25        $     30.25

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

NOTE 7--GEOGRAPHIC INFORMATION:

The following table presents the Company's revenues and earnings (loss) from operations before interest and income taxes by geographic area:

                                                            EARNINGS (LOSS)
                                                            FROM OPERATIONS
                                                            BEFORE INTEREST
                                              NET SALES    AND INCOME TAXES
                                           --------------  ----------------
                                                   (IN THOUSANDS)
THIRTEEN WEEKS ENDED
   OCTOBER 30, 1999
   North America                             $ 112,401       $  (1,566)
   Other areas                                  19,887             946
                                             ---------       ---------
                                               132,288            (620)
   Restructuring expense                            --             (13)
                                             ---------       ---------
         Total                               $ 132,288       $    (633)
                                             =========       =========
THIRTEEN WEEKS ENDED
   OCTOBER 31, 1998

   North America                             $ 106,143       $  (4,175)
   Other areas                                  16,689            (848)
                                             ---------       ---------
                                               122,832          (5,023)
   Restructuring expense                            --            (193)
                                             ---------       ---------
         Total                               $ 122,832       $  (5,216)
                                             =========       =========

                                                           EARNINGS (LOSS)
                                                           FROM OPERATIONS
                                                           BEFORE INTEREST
                                              NET SALES    AND INCOME TAXES
                                           --------------  ----------------
                                                   (IN THOUSANDS)
THIRTY-NINE WEEKS ENDED
   OCTOBER 30, 1999
   North America                              $425,526        $ 45,448
   Other areas                                  58,961           1,118
                                              --------        --------
                                               484,487          46,566
   Restructuring expense reversal                   --             262
                                              --------        --------
         Total                                $484,487        $ 46,828
                                              ========        ========
THIRTY-NINE WEEKS ENDED
   OCTOBER 31, 1998
   North America                              $408,261        $ 38,963
   Other areas                                  54,357          (2,134)
                                              --------        --------
                                               462,618          36,829
   Restructuring expense                            --            (193)
                                              --------        --------
         Total                                $462,618        $ 36,636
                                              ========        ========

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

NOTE 8--REPURCHASE OF COMMON STOCK:

During fiscal 1998, the Board of Directors authorized the repurchase of up to
15.5 million shares of Sunglass Hut's outstanding common stock. In the first nine months of fiscal 1999, the Company repurchased 1.2 million shares at a cost of $12.6 million under this authorization. In addition, subsequent to October 30, 1999, the Company repurchased an additional 493,500 shares at a cost of $5.9 million.

NOTE 9--LITIGATION CONTINGENCY:

In September 1999, a class action lawsuit was filed against the Company in the United States District Court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. The Company is in the process of investigating and responding to the charges. The outcome or effect of this litigation on the Company's operating results cannot be predicted at this time.

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

YEAR 2000 READINESS. The Year 2000 issue ("Y2K") is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Y2K problem will impact the Company and its business partners, an assessment of the Y2K exposure has been made by the Company and the Company believes it will be able to substantially achieve Y2K readiness for its internal systems either due to recent implementations of new application systems or through remediation of its existing internal systems. However, there can be no assurance that the Company will achieve Y2K readiness for its internal systems or that other issues related to systems integration and implementation will not arise and have a material adverse effect on the Company's business, financial condition and results of operations.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

The Company believes that it will satisfactorily resolve all significant Y2K problems and that the related disruptions and costs will not have a material adverse effect on the Company. However, estimates of Y2K readiness and related disruptions and costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, the ability to correct all relevant internal systems applications and the success of third party modification plans. There is no guarantee that the readiness will be achieved without an adverse effect on the Company.

MERCHANDISING, CONCENTRATION OF SUPPLIERS AND EXCLUSIVE BRANDS. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes that it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In the first nine months of fiscal 1999, Luxottica (including RayBan, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 27.1% and 23.2%, respectively, of the Company's total merchandise purchases. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray Ban, Revo, Killer Loop, Arnette and other brands). There can be no assurance that this transaction or other vendor consolidation or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Although the Company has historically benefited from favorable product return and exchange privileges with its vendors, there can be no assurance that the Company will not be subject to limitations on returns in the future.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RISKS OF NEW SPECIALTY STORE CONCEPTS, LOCATIONS AND DISTRIBUTION CHANNELS. The Company's ability to expand into new concepts has not been fully tested. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and during fiscal 1998 initiated a test and subsequent roll-out of combination sunglass and watch stores ("Combo stores"). During the first nine months of fiscal 1999, the Company has converted and/or opened 133 Combo store locations and is planning on converting and/or opening approximately 40 additional Combo store locations during the balance of fiscal 1999. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. Although the Company has generally experienced favorable sales results in Combo store conversions to date, these results are based on a limited time period and may vary significantly in the future. There can be no assurance that these concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein.

The Company's planned expansion of its e-commerce activities subjects the Company to numerous risks of entering new distribution channels, including unanticipated operating problems and start-up costs, lack of experience and customer acceptance and significant competition from existing and new retailers. In addition, the use of the Internet to sell goods and services has developed only recently, and there can be no assurance that a sufficiently large number of consumers will begin to use the Internet as a medium of commerce. There can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein.

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

There can be no assurance that the Company will be able to successfully execute other components of its growth strategies. The Company's current international operations and any future international expansion subject the Company to certain risks and limitations not associated with its current U.S. operations, including
(i) the uncertainty of market acceptance of specialty retailers and/or the Company's product offerings, (ii) the Company's ability to

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

ABILITY TO IMPLEMENT RESTRUCTURING PLANS. The Company's restructuring plans anticipate the closure of approximately 120 marginal or unprofitable locations in fiscal 1999. However, the Company's ability to close stores is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule at the expected costs could have an adverse effect on its operating results. Additionally, the Company has closed a significant number of store locations over the past few years and this could have an adverse effect on the Company's ability to obtain new store locations in the future. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

IMPACT OF DISPOSAL OF DISCONTINUED OPERATIONS. In January 1998, the Company adopted a plan to discontinue its EyeX optical segment and substantially completed the disposition in fiscal 1998. The Company's consolidated financial statements include an allowance for estimated loss from disposition of this segment. As the Company completes its disposal of EyeX, certain matters may arise which could result in additional gains or losses to be recognized by the Company.

UNCERTAINTIES OF LITIGATION. In September 1999, a class action lawsuit was filed against the Company in the United States District Court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. The Company is in the process of investigating and responding to the charges. The outcome or effect of this litigation on the Company's operating results cannot be predicted at this time. However, there can be no assurance that an unfavorable outcome will not have an adverse effect on the Company's operating results.

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

SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third quarter of each fiscal year, (and to a lesser extent, during the first and fourth quarters of each year) and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Combo stores and new distribution channels, such as the Internet.

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

GENERAL

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with approximately 1,900 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station. Additionally, during fiscal 1998, the Company began to test a new store concept that combines sunglasses and watches in a unified format ("Combo stores") and the Company has announced plans to further expand this concept. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 1,682 specialty sunglass locations, 109 Watch Station locations and 155 Combo stores as of October 30, 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements and new store additions (ii) the implementation of its restructuring plans and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its revolving credit facility in November 2001, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion. The Company has a revolving credit facility with borrowing availability of up to $80 million, depending on inventory levels, with BankBoston Retail Finance Inc. ("BankBoston"). As of October 30, 1999, the Company's borrowing base was approximately $60.5 million and the Company was entitled to borrow up to an additional $19.5 million under the supplemental component of its facility. The credit facility includes up to $12.5 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.00%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to a minimum remaining borrowing availability of $12.5 million).

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. At October 30, 1999, the Company had outstanding borrowings under its credit facility of $23.4 million and, $1.1 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $34.4 million for the first nine months of fiscal 1999 compared to $69.3 million for the same period in fiscal 1998. The difference between the Company's net income and operating cash flow in fiscal 1999 was primarily attributable to non-cash charges for depreciation and amortization, and changes in inventory, accounts payable and accrued expenses.

Net cash used in investing activities was $28.9 million for the first nine months of fiscal 1999 compared to $22.2 million for the same period in fiscal 1998. Investing cash flows reflect capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash used in financing activities was $4.8 million for the first nine months of fiscal 1999 compared to $49.7 million for the same period in fiscal 1998. Financing cash flows reflect the net increase in the amounts outstanding under the Company's revolving credit facility as well

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

as payments made for stock repurchases, partially offset by proceeds received from stock option exercises.

Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 74 store locations in fiscal 1999 as well as the renovation of existing stores and required systems enhancements, and amounts associated with the Company's common stock repurchase program and other working capital requirements, including cash expenditures associated with the Company's restructuring activities, through at least the next twelve months.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 30, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

Net sales increased $9.5 million, or 7.7%, to $132.3 million during the quarter ended October 30, 1999 compared to $122.8 million for the same period of fiscal 1998. This increase reflects sales from new stores opened during the third quarter of fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $5.1 million, an increase in comparable store sales of 8.1% (accounting for approximately $9.3 million of this increase), offset by a decrease of $4.9 million for sales lost due to store closures during fiscal 1998 and 1999.

Gross profit increased $6.4 million, or 14.2%, to $51.4 million during the quarter ended October 30, 1999 compared to $45.0 million for the same period of fiscal 1998, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 2.2 percentage points to 38.9% for the quarter ended October 30, 1999 from 36.7% for the same period of fiscal 1998, primarily due to lower occupancy expense resulting from the closure of underperforming locations as well as higher merchandise gross margins.

Operating expenses increased $1.3 million, or 3.2%, to $45.0 million during the quarter ended October 30, 1999 compared to $43.7 million for the same period of fiscal 1998. As a percentage of net sales, operating expenses decreased 1.5 percentage points to 34.0% during the quarter ended October 30, 1999 compared to 35.5% for the same period in 1998 due to the leverage impact of strong comparable store sales and the closure of underperforming locations in fiscal 1998 and 1999.

Depreciation and leasehold amortization expense increased $385,000, or 6.2%, to $6.5 million during the quarter ended October 30, 1999 compared to $6.2 million for the same period of fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Interest expense increased $475,000 to $2.0 million for the quarter ended October 30, 1999, compared to $1.5 million for the same period last year due to an increase in average outstanding borrowings during the period.

The Company reported a net loss of $0.03 per share, or $1.6 million, during the quarter ended October 30, 1999 compared to a net loss of $0.08 per share, or $4.0 million for the same period of fiscal 1998.

FIRST NINE MONTHS OF 1999 COMPARED TO FIRST NINE MONTHS OF 1998

Net sales increased $21.9 million, or 4.7%, to $484.5 million during the first nine months of fiscal 1999 compared to $462.6 million for the same period of fiscal 1998. This increase reflects sales from new stores opened during the first nine months of fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $18.7 million, an increase in comparable store sales of 6.6% (accounting for approximately $28.5 million of this increase), offset by a decrease of $25.3 million for sales lost due to store closures during fiscal 1998 and 1999.

Gross profit increased $14.0 million, or 7.4%, to $204.7 million during the first nine months of fiscal 1999 compared to $190.7 million for the same period of fiscal 1998, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 1.0 percentage points to 42.2% for the first nine months of fiscal 1999 from 41.2% for the same period of fiscal 1998, primarily due to lower occupancy expense resulting from the closure of underperforming locations as well as higher merchandise gross margins.

Operating expenses increased $2.0 million, or 1.5% to $137.0 million during the first nine months of fiscal 1999 compared to $135.0 million for the same period of fiscal 1998. As a percentage of net sales, operating expenses decreased 0.9 percentage points to 28.3% during the first nine months of fiscal 1999 compared to 29.2% for the same period in 1998, due to the leverage impact of strong comparable store sales, the closure of underperforming locations in fiscal 1998 and 1999 and the reversal during the first quarter of approximately $500,000 of accrued expenses for certain litigation that was settled in April 1999.

Depreciation and leasehold amortization expense increased $1.6 million, or 9.2% to $19.3 million during the first nine months of fiscal 1999 compared to $17.7 million for the same period of fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Amortization of cost in excess of net assets of acquired business increased $197,000, or 14.9%, to $1.5 million during the first nine months of fiscal 1999 compared to $1.3 million

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

for the same period of fiscal 1998 due to the amortization of goodwill related to the acquisition of shades.com and SwissArmyDepot.com at the end of fiscal 1998.

Interest expense increased $639,000 to $6.0 million for the first nine months of fiscal 1999, compared to $5.3 million for the same period last year due to an increase in average outstanding borrowings during the period.

The Company reported net income of $0.52 per diluted share, or $25.0 million, during the first nine months of fiscal 1999 compared to net income of $0.34 per diluted share, or $18.5 million for the same period of fiscal 1998.

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

The Company utilizes software, hardware, and related technologies throughout its business that will be affected by the Y2K date change. The Company has established a Y2K Project Team, which addressed the impact of Y2K on its systems and business processes. The Project Team focused on four areas: (1) Information systems and technology, (2) Merchandise vendors, (3) Third party suppliers, and
(4) Corporate facilities. The Project Plan in each area includes the following phases: (1) Assessment/Inventory, (2) Risk Analysis, (3) Remediation, (4) Testing, and (5) Implementation. A risk-based approach was used to prioritize and direct the internal and external resources dedicated to the Y2K initiative.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INFORMATION SYSTEMS & TECHNOLOGY

Based on an enterprise-wide risk analysis, the following critical application systems areas are the focus of the Company's Y2K compliance efforts:
Merchandising, Inventory Management, Point-of-Sale systems, Human Resources (including Payroll), and Financial Information. This risk analysis was continually monitored and reevaluated during the course of the project to ensure that attention and resources are directed to the most critical areas.

The Company has undergone significant strategic improvements in its application systems in order to improve business processes. In fiscal 1998 and 1999, the Merchandising, Human Resources, and International Financial Information systems were implemented for improved business functionality. The Merchandising, Human Resources and International Financial Information systems are vendor certified as Y2K compliant. An upgrade in the North American Financial Information system is currently being completed to the same Y2K vendor certified version already in use internationally. Remediation of the mission critical systems at the Distribution Center was completed and implemented in March 1999. Critical functions are currently being tested to ensure the asserted compliance. The POS operating system and application system upgrades are complete and implemented.

Additionally, the hardware and communications infrastructure remediation was completed in November 1999. Telecommunications software remediation and initial testing was completed in October 1999. The store polling process has been converted to an in-house process to avoid any third party risk as well as improve functionality. Of the remaining secondary systems, approximately 90% have been remediated with the balance nearing completion. The remediation, testing, and implementation phases have been performed concurrently within system projects as well as overall for all system areas; however, with implementation and related testing nearing completion, the Company believes it will be able to substantially achieve Y2K readiness for its internal systems, although there can be no assurance that such readiness will be achieved.

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

The Vendor Relations area of the project refers to the Y2K status evaluation of key merchandise and service vendors. As part of the Y2K initiative, merchandise and service vendors have been surveyed to determine their readiness. In addition, because the Company depends heavily on a select group of merchandise vendors, the Company has conducted more

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

in depth assessments of certain mission critical vendors including assessments of their supply chain analysis. The criticality of merchandise vendors and service providers is being continually monitored and reevaluated to ensure that review and contingency planning is adequately completed for those vendors most critical to the Company. Where necessary, contingency plans have been developed and continue to be reviewed for use in the event of supplier delivery delay or failure. Although the Company has not been put on notice that any known third party's problem will not be resolved, the Company has limited information and no assurance of additional information concerning the Y2K readiness of third parties. The resulting risks to the Company's business are very difficult to assess; however, the inability to obtain merchandise from one or more key vendors on a timely basis could have a material adverse effect on the Company's results of operations.

The Company has developed contingency plans identifying what actions would be required if a critical system, service provider, merchandise vendor or support equipment were not Y2K compliant.

COSTS

During fiscal 1998 and 1999, the Company has expensed approximately $700,000 on Y2K efforts across all areas and expects to spend an additional $200,000 to complete the project, which amounts will be funded through operating cash flows. Operating costs related to Y2K compliance projects have been incurred over several quarters and are expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. The Company does not anticipate that these amounts will have a material adverse effect on the Company's financial condition or operating results. The costs of the project and the dates on which the Company plans to complete the work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party compliance information, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and correct all relevant technologies, and the ability to acquire accurate information regarding third party suppliers. Additionally, Y2K expenditures vary significantly in project phases and vary depending on the remediation method used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                 27       Financial Data Schedule(1)

---------------
(1) Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended October 30, 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SUNGLASS HUT INTERNATIONAL, INC.

Date:  December 3, 1999           By: /s/John X. Watson
                                      ------------------------------------------
                                      John X. Watson
                                      President, Chief Executive Officer and
                                      Director
                                      (principal executive officer)

Date:  December 3, 1999           By: /s/Larry G. Petersen
                                      ------------------------------------------
                                      Larry G. Petersen
                                      Senior Vice President-Finance
                                      and Chief Financial Officer
                                      (principal financial officer)

Date:  December 3, 1999           By: /s/George L. Pita
                                      ------------------------------------------
                                      George L. Pita
                                      Vice President-Finance
                                      (principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule