Form 10-K
period 2000-01-29
SUNGLASS HUT INTERNATIONAL INC
filed 2000-04-19
CIK 899240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 14, 2000 was $309,404,135, based on a $7.78 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant. The number of shares outstanding of the Registrant's Common Stock on April 14, 2000 was 42,800,165 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders of the Company, definitive copies of which will be mailed on or before May 5, 2000.

================================================================================

                        SUNGLASS HUT INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  BUSINESS.........................................................    5

Item 2.  PROPERTIES.......................................................    7

Item 3.  LEGAL PROCEEDINGS................................................    7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    9

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS..........................................   11

Item 6.  SELECTED FINANCIAL DATA..........................................   12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK..................................................   19

Item 8.  FINANCIAL STATEMENTS.............................................   20

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..........................   42

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ..................   42

Item 11. EXECUTIVE COMPENSATION...........................................   42

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...............................................   42

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   42

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K..................................................   42

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

         MERCHANDISING, CONCENTRATION OF SUPPLIERS AND POTENTIAL IMPACT OF CONSOLIDATION OF SUNGLASS/WATCH MANUFACTURING INDUSTRY. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. The inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In fiscal 1999, Luxottica (including RayBan, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 24.6% and 23.9%, respectively, of the Company's total merchandise purchases. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray Ban, Revo, Killer Loop, Arnette and other brands). There can be no assurance that this transaction or other vendor consolidation or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is also increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Accordingly, there can be no assurance that the Company will not be subject to increasing limitations on product returns in the future.

         RISKS OF DEVELOPING EXCLUSIVE BRAND PRODUCTS. The Company's efforts to develop exclusive brands of products will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results. Additionally, there can be no assurance that the Company's efforts to develop exclusive brand products will not negatively impact its relationship with its existing vendors of branded merchandise. The Company's efforts to develop exclusive brands may also involve other risks that could have a material adverse effect on the Company, including diversion of management's attention from the Company's core business and difficulties with the hiring, retention and training of key personnel. Moreover, the Company's exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements, which may limit the Company's control of these operations.

         RISKS OF NEW SPECIALTY STORE CONCEPTS, DISTRIBUTION CHANNELS AND INTERNATIONAL OPERATIONS. The Company's growth plans include expansion of recently developed specialty store concepts and may include the future development of additional concepts. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and during fiscal 1998 initiated a test and subsequent roll-out (in fiscal 1999) of combination sunglass and watch stores ("Combo stores"). In fiscal 1999, the Company converted and/or opened 169 Combo store locations. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable new store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. Although the Company has generally experienced favorable sales results in Combo store conversions to date, these results are based on a limited time period and may vary significantly in the future. There can be no assurance that the Company's recently developed specialty store concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein. Additionally, the Company's growth plans may include the development and expansion of additional specialty store concepts, and there can be no assurance that any newly developed specialty store concepts will achieve sales and profitability levels that justify the investment therein.

         The Company's planned expansion of its e-commerce activity subjects the Company to numerous risks of entering new distribution channels, including unanticipated operating problems and start-up costs, lack of experience and customer acceptance and significant competition from existing and new retailers. In addition, the use of the Internet to sell goods and services has developed only recently, and there can be no assurance that a sufficiently large number of consumers will begin to use the Internet as a medium of commerce. Moreover there can be no assurance that Internet sales will not cannibalize sales from the Company's store locations. Lastly, there can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein.

         Expansion of any of the previously mentioned concepts or any other related concepts, and the entry into any new distribution channels also involve other risks that could have a material adverse effect on the Company, including
(i) diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel, (iii) risks associated with higher dependence on holiday season sales, (iv) lower gross margin, and (v) risks associated with unanticipated problems or legal liabilities.

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

         IMPACT OF DISPOSAL OF DISCONTINUED OPERATIONS. In January 1998, the Company adopted a plan to discontinue its EyeX optical segment and substantially completed the disposition in fiscal 1998. During fiscal 1999, the Company recorded $1.2 million ($738,000, net of taxes ) of additional exit costs associated with this segment. The Company's consolidated financial statements include an allowance for estimated loss from disposition of this segment. As the Company completes its disposal of EyeX, certain matters may arise which could result in additional gains or losses to be recognized by the Company.

         UNCERTAINTIES OF LITIGATION. In October 1999, a class action lawsuit was filed against the Company in the United States District Court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. The Company is in the process of investigating and responding to the charges. The outcome or effect of this litigation on the Company's operating results cannot be predicted at this time. However, there can be no assurance that an unfavorable outcome will not have an adverse effect on the Company's operating results.

         ABILITY TO MANAGE GROWTH. The Company has opened a significant number of new locations in the past several years. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover, there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores and convert selected existing stores into a new Combo store format on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites and/or obtain suitable use clause changes on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new/converted stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new/converted locations or concepts will not cannibalize sales at existing locations.

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

         SEASONALITY. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third quarter of each fiscal year (and to a lesser extent, during the first and fourth quarters of each year) and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Combo stores and new distribution channels, such as the Internet.

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

ITEM 1.  BUSINESS

COMPANY PROFILE

         Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses and one of the world's largest specialty retailer of popular price ($50 - $500) watches with approximately 1,900 locations worldwide. The Company's stores operate under the Sunglass Hut International and Watch Station International tradenames. Additionally, during fiscal 1998, the Company initiated a test and subsequent rollout of a new store concept that combines sunglasses and watches in a unified format ("Combo stores").

         During fiscal 1999, the Company opened 14 Sunglass Hut stores, 3 licensed departments and 8 Watch Station stores. Additionally, the Company opened and/or converted 169 Combo stores. The Company also closed 175 unprofitable or marginal locations. As a result, the Company had 1,586 specialty sunglass, 111 Watch Station and 195 Combo stores as of fiscal yearend 1999.

         The following table shows the historical composition of the Company's locations:

                                                                          FISCAL
                                             -----------------------------------------------------------------
STORE LOCATION                                  1999          1998          1997         1996          1995
--------------                               -----------    ----------    ---------    ----------    ---------
Sunglass Hut stores                             1,487          1,729        1,876        1,881         1,686
Licensed sunglass departments                      99            130          213          155            38
                                             -----------    ----------    ---------    ---------- -- ---------
     Sunglass specialty subtotal                1,586          1,859        2,089        2,036         1,724
Watch Station stores                              111            118           77           51            --
Combo stores                                      195             28           --           --            --
                                             -----------    ----------    ---------    ----------    ---------
     Total                                      1,892          2,005        2,166        2,087         1,724
                                             ===========    ==========    =========    ==========    =========

         At January 29, 2000, the Company operated 1,214 stores and 97 licensed departments throughout the United States as well as 105 stores and two licensed departments in Canada, 107 stores in Australia, seven stores in New Zealand, three stores in Singapore, 32 locations throughout seven countries in Europe, 12 stores in Puerto Rico, four stores in the U.S. Virgin Islands and three stores in other Caribbean locations for a total of 1,586 specialty sunglass locations. At yearend, the Company also operated 111 Watch Station stores (in the United States) and 195 Combo stores (118 in the United States, 49 in Europe and 28 in the Pacific).

         The Company believes that the flexibility of its specialty store formats and its attractive unit level economics provide it with access to a wide range of leasing opportunities which will facilitate its continued expansion. The Company is pursuing opportunities to continue to expand sunglass, watch and Combo store specialty locations both domestically and internationally and plans to open approximately 80 locations and convert approximately 200 locations to Combo stores in fiscal 2000.

RECENT DEVELOPMENTS

         During fiscal 1999, the Company initiated a roll-out of its Combo store format, opening and/or converting 169 Combo store locations. Currently, the Company has 195 Combo stores in operation and plans to open approximately 50 new Combo store locations and convert approximately 200 existing stores to the Combo store format in fiscal 2000.

         The Company commenced its e-commerce efforts during fiscal 1999 through the re-launch of its flagship website, www.sunglasshut.com and the development of Shades.com and SwissArmyDepot.com. The Company plans to leverage its leadership position in the "bricks and mortar" sale of sunglasses and watches by establishing a leading on-line website that attracts and satisfies new on-line customers as well as meets the needs of its traditional customers.

         During fiscal 1999, the Company closed 175 unprofitable or marginal store locations and substantially completed store closures under restructuring plans adopted in prior years.

         During fiscal 1999, the Company continued to exercise its Board approved authority to repurchase shares of stock in the open market. During the fiscal year, the Company repurchased 4.5 million shares of common stock at a cost of $44.9 million, and since the inception of the program in March 1998, the Company has repurchased a total of 12.8 million shares at a cost of $95.1 million. In March 2000, the Company's Board of Directors approved and authorized the repurchase of an additional 8.0 million shares of common stock beyond the purchases to date, bringing the total authorization under the plan to 20.8 million shares.

         On March 30, 2000, the Company received a commitment from Fleet National Bank to provide a three year senior secured revolving credit facility that provides for borrowings of up to $150 million. The Company expects to finalize this credit facility during the second quarter of fiscal 2000.

COMPETITION

         The Company is the largest specialty retailer of sunglasses and one of the largest specialty retailer of popular price ($50 - $500) watches in the world. However, both the retail sunglass and watch businesses are highly competitive and the Company competes with many different types of retail stores and "e-tailers". Since retail stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. Competitors in the over $30 sunglass market include chain and individual sunglass specialty stores, department stores, optical chains and sporting goods specialty stores. Catalog showrooms, warehouse clubs, discount stores, drug stores and other mass merchandisers that currently compete primarily in the under $30 segment of the retail sunglass industry also have a significant market share in the over $30 segment and could increase competitive pressure in this segment in the future. Competitors in the retail watch market include chain and individual watch specialty stores, department stores, catalog showrooms and jewelry stores. Certain of these competitors may have greater industry experience or financial and other resources than the Company. Management believes that the primary elements of competition in specialty stores are breadth, quality and in-stock availability of merchandise selection, price, level of customer service and convenience of store location, and that its specialty store concepts compete successfully on the basis of such factors.

EMPLOYEES

         At January 29, 2000, the Company employed 9,174 persons, of whom 3,689 were full-time employees and 5,485 were part-time employees. The number of part-time associates employed by the Company fluctuates depending on seasonal needs. None of the Company's domestic employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

SERVICEMARKS AND TRADEMARKS

         The names "Sunglass Hut International", "Watch Station" and "Sungear" are servicemarks registered in the United States Patent and Trademark Office. As of fiscal yearend 1999, the "Sunglass Hut International" servicemark and its logo were registered with approximately 34 legal jurisdictions worldwide. The Company has also taken active steps to register its "Watch Station", "SunGear", "Code" and "Torque" servicemarks on a worldwide basis. Management believes that these servicemarks are an integral element of the Company's marketing strategy. Although the Company has a number of other registered servicemarks, management does not believe that these are material to the Company's operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Management operates and organizes itself according to business units, which consist of the Company's different specialty store concepts, across geographic locations. Accordingly, the North America segment (comprised of the United States, Canada and the Caribbean) includes sunglass, watch and Combo retail operations in this geographic market. The Other segment includes the sunglass, watch and Combo retail operations in other geographic locations, primarily Europe and Australia. In fiscal year 1999, the Company opened six and 15 new stores in Europe and Australia, respectively. See Note 14 of Notes to Consolidated Financial Statements for additional information with respect to foreign and domestic operations.

ITEM 2. PROPERTIES

         The Company currently leases all of its existing store locations and expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for initial lease terms ranging up to seven years for kiosks and up to 10 years for in-line stores. Management believes that the use of short-term leases enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions. Rent generally includes a percentage of the store's sales volume and/or a fixed minimum base rent. The majority of lease rental payments are also subject to annual increases for taxes, common area maintenance and insurance.

         As current leases expire, the Company believes that it will be able either to obtain lease renewals, if desired, for present store locations, or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.

         The Company leases its corporate headquarters in Coral Gables, Florida. The main lease has a ten-year term expiring in 2004 and the Company has entered into several additional leases with varying expiration dates. The Company has a five-year lease (expiring in 2001) with two renewable options of five years each at its 92,000 square foot Atlanta distribution center.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                             YEAR FIRST
NAME(1)                                          PRESENT POSITION(2)                   ELECTED AS AN OFFICER     AGE
-------                                          -------------------                   ---------------------     ---
John X. Watson*(3)          President, Chief Executive Officer                                  1998              46

Eric J. Schumann*(4)        Executive Vice President, General Merchandising Manager             1997              51

Enrique M. Arrata*(5)       Senior Vice President, International and MIS                        1998              53

Roger L. Kehm*(6)           Senior Vice President, Real Estate and Construction                 1999              52

Stephen P. Lundeen*(7)      Senior Vice President, Human Resources                              1998              52

Larry G. Petersen*          Senior Vice President, Chief Financial Officer                      1994              52

Terry G. Pritikin*(8)       Senior Vice President, Stores, North America                        1998              51

Robert J. Anthony*(9)       Vice President, Electronic Commerce                                 1999              39

Thomas J. Carey*(10)        Vice President, Marketing                                           1999              42

Pedro E. Carreras(11)       Vice President, Distribution                                        2000              45

Pamela J. Garrett(12)       Vice President, Store Administration                                2000              41

James P. Gould*(13)         Vice President, International Planning and Development              1998              40

Paul E. Jones(14)           Vice President, Field Service Center Operations                     1999              31

Carol A. Montgomery*(15)    Vice President, Exclusive Brands                                    1998              45

Richard W. Mueller(16)      Vice President, Merchandising, Planning and Control                 1999              44

David J. Naitove(17)        Vice President, Total Compensation                                  1999              49

George L. Pita*             Vice President, Finance                                             1994              38

Jill Witter*(18)            Vice President, General Counsel                                     1999              45

---------------------------
(1) Officers designated as Executive Officers for purposes of Section 16(a) of the Securities Exchange Act of 1934 are designated by *.
(2)  All officers serve at the pleasure of the Board of Directors.
(3) Mr. Watson was appointed President, Chief Executive Officer and a Director of the Company in January 1998. From July 1995 until his appointment, Mr. Watson was employed by Reebok International, Ltd. where he served as Senior Vice President--Apparel and Senior Vice President--Strategic Marketing/Planning. From 1992 to 1995, Mr. Watson was employed by Esprit de Corp GmbH where he served as President and Chief Operating Officer in Dusseldorf, Germany.
(4) Mr. Schumann was appointed Executive Vice President, General Merchandising Manager, in September 1997. Prior to joining the Company, Mr. Schumann was employed by Petrie Stores as Senior Vice President and General Merchandising Manager from December 1994 to December 1996. From July 1992 to December 1994, he was employed by Liz Claiborne where he served as President of the Jewelry Division.
(5) Mr. Arrata was Chief Financial Officer, Chief Information Officer, and Managing Director of Esprit GmbH from March 1992 to October 1995. From October 1995 to March 1998, Mr. Arrata was Chief Operating Officer and Managing Director, President of all subsidiaries of Esprit holdings. Mr. Arrata served as a consultant to the Company from March 1998 until appointment of his current position in October 1998.
(6) Mr. Kehm was Executive Vice President of The Athlete's Foot Group, Inc. from February 1985 until appointment of his current position in June 1999.
(7) Mr. Lundeen was Senior Vice President, Human Resources, of Eddie Bauer, from January 1994 until appointment of his current position in August 1998.
(8) Mr. Pritikin was Vice President, Stores for Charming Shoppes, Inc. from November 1994 to December 1998 and joined the Company in December 1998. From March 1994 to November 1994, Mr. Pritikin served as President, Specialty Stores of Tommy Hilfiger U.S.A. Prior to that time, Mr. Pritikin was Executive Vice President, Stores, Lerner Division, Limited, Inc.


(9) Mr. Anthony was Senior Director of Market Development from May 1993 to July 1995, Director, Media and Technology from July 1995 to March 1998, and Vice President, New Venture Development at Electronic Data Systems from March 1998 until his current appointment.
(10) From December 1994 to January 1996, Mr. Carey was Senior Vice President and Group Director of Fogerty Klein & Partners. From January 1996 to September 1998, Mr. Carey was Vice President-Marketing for Builders Square, Inc. From September 1998 until appointment to his current position in December 1999, Mr. Carey was Vice President of Marketing at Bloomingdale's Department Stores.
(11) Mr. Carreras has been employed by the Company since November 1992. He served as Director of Distribution for the Company until his appointment to his current position in April 2000.
(12) Since February 1992, Ms. Garrett has served in various capacities for the Company, the most recent of which was Director of Operations for the North American store group from February 1999 until her appointment to her current position in April 2000.
(13) Prior to joining the Company, Mr. Gould was Group Treasurer, Sola International, Inc. from August 1994 to May 1998. From May 1991 to July 1994, Mr. Gould was Director of Strategic Planning of Esprit de Corp GmbH.
(14) From October 1992 until February 1997, Mr. Jones was Regional Manager Asset Protector of Mervyn's, a division of Dayton Hudson Stores. From February 1997 to September 1999, Mr. Jones was Director, Loss Prevention. He assumed his current position in September 1999.
(15) Between October 1996 and October 1998, Ms. Montgomery was engaged in consulting and advisory work in the eyewear and skin care industry. In that capacity, Ms. Montgomery was a consultant for the Company from June 1998 until October 1998 when she joined the Company. Prior to that Ms. Montgomery was Chairman and Chief Executive Officer of Revo Incorporated, a division of Bausch and Lomb.
(16) Mr. Mueller was Vice President-MPC of the Sharper Image from August 1984 to July 1998. Mr. Mueller served as Senior Manager and Director of MPC from July 1998 to March 1999 when he assumed his current position.
(17) Mr. Naitove was engaged as a Compensation and Benefits consultant with McDaniel & Associates, Inc. from November 1993 until his appointment to his current position.
(18) Prior to joining the Company in February 1999, Ms. Witter served as Vice President, General Counsel and Secretary of Angelica Corporation from May 1985 to January 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol "RAYS." The following table sets forth, for the periods indicated, the high and low sale prices of shares of the common stock as reported on the NASDAQ National Market.

Fiscal 1999:                                                HIGH         LOW
                                                        ----------    ---------
     First Fiscal Quarter (January 31 to May 1)         $  12 5/8     $ 9 7/32
     Second Fiscal Quarter (May 2 to July 31)              17 3/16     13
     Third Fiscal Quarter (August 1 to October 30)         13           9 9/16
     Fourth Fiscal Quarter (October 31 to January 29)      14           8 3/16

Fiscal 1998:                                                HIGH         LOW
                                                        ----------    ---------
     First Fiscal Quarter (February 1 to May 2)         $  10 9/16    $ 6 15/16
     Second Fiscal Quarter (May 3 to August 1)             12 3/4       8
     Third Fiscal Quarter (August 2 to October 31)          8 3/4       3 3/4
     Fourth Fiscal Quarter (November 1 to January 30)      10 1/8       4 13/32

         On April 14, 2000 the last reported sale price for the Company's common stock on the NASDAQ National Market was $7.66 per share. As of April 14, 2000 the Company had 280 stockholders of record (including brokerage firms and other nominees).

         In January 1999, the Company issued $1.2 million of convertible subordinated notes in connection with an acquisition (the "Notes") with a conversion feature into Company common stock at $6.00 per share. On January 17, 2000, the Company redeemed all of the Notes and issued 208,057 shares of common stock upon conversion (see Note 10 of Notes to Consolidated Financial Statements).

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K. The data as of January 29, 2000 and January 30, 1999 and for each of fiscal 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The data as of January 31, 1998, February 1, 1997 and February 3, 1996 and for the fiscal 1996 and 1995 periods are derived from audited financial statements not included in this Form 10-K.

                                                                                               FISCAL (1)
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                                                   -----------------------------------------------------------------
                                                                      1999          1998         1997          1996         1995
                                                                   -----------   -----------  ------------  ------------  ----------
 INCOME STATEMENT DATA:
 Net sales                                                         $ 635,603     $ 601,954    $ 573,840      $522,297     $418,050
 Cost of goods sold, occupancy and buying expenses                   368,860       356,523      366,774       312,694      235,163
                                                                   -----------   -----------  ------------  ------------  ----------
    Gross profit                                                     266,743       245,431      207,066       209,603      182,887
                                                                   -----------   -----------  ------------  ------------  ----------
 Selling, general and administrative expenses:
    Operating expenses                                               186,609       179,633      186,954       150,148      113,973
    Depreciation and leasehold amortization                           25,698        23,652       28,327        23,291       16,598
    Amortization of cost in excess of net assets of acquired           2,017         1,752        2,407         2,323        1,746
      businesses
    Restructuring expenses (reversals) and asset impairment
      charges                                                           (399)         (371)      54,660        17,528           --
    Expenses related to acquisitions                                       -            --           --            --       10,100
                                                                   -----------   -----------  ------------  ------------  ----------
                                                                     213,925       204,666      272,348       193,290      142,417
                                                                   -----------   -----------  ------------  ------------  ----------
       Earnings (loss) from continuing operations before
         interest, income taxes, and cumulative effect of
         change in accounting principle                               52,818        40,765      (65,282)       16,313       40,470
 Interest expense                                                      8,122         7,319        8,364         7,969        3,292
                                                                   -----------   -----------  ------------  ------------  ----------
       Earnings (loss) from continuing operations before income
         taxes, and cumulative effect of change in accounting
         principle                                                    44,696        33,446      (73,646)        8,344       37,178
 Provision (benefit) for income taxes                                 17,208        13,625      (15,312)        7,350       15,523
                                                                   -----------   -----------  ------------  ------------  ----------
       Earnings (loss) from continuing operations before
         cumulative effect of change in accounting principle          27,488        19,821      (58,334)          994       21,655
 Discontinued operations:
   Loss from discontinued operations net of tax benefits of
      $1,400 in 1997, $824 in 1996 and $11 in 1995(2)                      -             -       (1,813)        (1,219)        (18)
   Estimated loss from disposal of discontinued operations, net
      of income tax benefit of $462 in 1999 and $5,200 in 1997 (2)      (738)            -       (8,089)            -     -
                                                                   -----------   -----------  ------------  ------------  ----------
   Earnings (loss) before cumulative effect of change in
      accounting principle                                            26,750        19,821      (68,236)         (225)      21,637
 Cumulative effect of change in accounting principle, net of
    income tax benefit of $851(3)                                          -             -       (1,449)            -            -
                                                                   -----------   -----------  ------------  ------------  ----------
       Net income (loss)                                              26,750        19,821      (69,685)          (225)     21,637
 Pro forma adjustment for income taxes(4)                                  -             -            -             -         (775)
                                                                   -----------   -----------  ------------  ------------  ----------
       Pro forma net income (loss)                                 $  26,750     $  19,821    $ (69,685)    $     (225)   $ 20,862
                                                                   ===========   ===========  ============  ============  ==========
 Pro forma net income (loss) per share
    Basic--
       From continuing operations                                  $    0.60     $    0.38    $   (1.07)    $     0.02    $   0.41
       From discontinued operations                                    (0.02)            -        (0.18)         (0.02)         -
       Cumulative effect of change in accounting principle                 -             -        (0.02)            -           -
       Proforma adjustment for income taxes                                -             -            -             -        (0.01)
                                                                   -----------   -----------  ------------  ------------  ----------
         Net income (loss)                                         $    0.58     $    0.38    $   (1.27)    $     0.00    $   0.40
                                                                   ===========   ===========  ============  ============  ==========
    Diluted--
       From continuing operations                                  $    0.58     $    0.38    $   (1.07)    $     0.02    $   0.39
       From discontinued operations                                    (0.01)            -        (0.18)         (0.02)          -
       Cumulative effect of change in accounting principle                 -             -        (0.02)            -            -
       Proforma adjustment for income taxes                                -             -            -             -        (0.01)
                                                                   -----------   -----------  ------------  ------------  ----------
         Net income (loss)                                         $    0.57     $    0.38    $   (1.27)    $     0.00    $   0.38
                                                                   ===========   ===========  ============  ============  ==========
 Weighted average shares outstanding:
    Basic                                                             45,838        51,524       54,670         54,213      52,796
                                                                   ===========   ===========  ============  ============  ==========
    Diluted                                                           47,218        52,226       54,670         55,088      54,188
                                                                   ===========   ===========  ============  ============  ==========

                                                                       1999          1998         1997          1996         1995
                                                                   -----------   -----------  ------------  ------------  ----------
 SELECTED OPERATING DATA:
 Number of stores open at end of period (continuing operations)        1,892         2,005        2,166          2,087       1,724
 Comparable store net sales increase                                     6.8%          3.0%         0.0%           2.5%       10.3%

                                                                      AS OF
                               ------------------------------------------------------------------------------------
                                JANUARY 29,       JANUARY 30,      JANUARY 31,       FEBRUARY 1,      FEBRUARY 3,
                                   2000              1999              1998             1997              1996
                               --------------    --------------    -------------    --------------    -------------
BALANCE SHEET DATA:
Working capital                $  59,343         $  57,367         $     62,276     $  140,148        $   89,153
Total assets                     283,503           258,354              299,153        362,513           266,197
Long-term debt                   166,196           133,121              125,378        163,279            69,561
Stockholders' equity              44,147            55,189               86,732        157,792           152,824

--------------------------
(1) In June 1995, the Company acquired Sunsations through the exchange of 7,411,764 shares of the Company's common stock for all of the outstanding common stock of Sunsations. The acquisition was accounted for as a pooling of interests, and, accordingly, the accompanying selected financial data has been retroactively adjusted to include the operations of Sunsations for all periods prior to the acquisition. Prior to the acquisition, Sunsations used a calendar yearend. Accordingly, the selected financial data for fiscal 1995 combine Sunsations' historical selected financial data on a calendar yearend basis with the Company's historical selected financial data on a fiscal yearend basis. As a result of the acquisition, effective January 29, 1995 (the first day of the Company's fiscal 1995 year), Sunsations' yearend was changed to conform to the Company's fiscal yearend.

(2) The Company adopted a plan to discontinue its EyeX segment in January 1998 (see Note 4 of Notes to Consolidated Financial Statements for additional details).

(3) The Company adopted Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" in the fourth quarter of fiscal 1997 (see Note 3 of Notes to Consolidated Financial Statements for additional details).

(4) The pro forma adjustment for income taxes reflects the additional tax provision that would have been recorded at the corporation level had Sunsations not been an S corporation during fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                                                                               FISCAL
                                                                              ------------------------------------------
                                                                                  1999             1998          1997
                                                                              -----------      -----------    ----------
Net sales                                                                        100.0%           100.0%         100.0%
Cost of goods sold, occupancy and buying expenses                                 58.0             59.2           63.9
                                                                              -----------      -----------    ----------
   Gross profit                                                                   42.0             40.8           36.1
                                                                              -----------      -----------    ----------
Selling, general and administrative expenses:
   Operating expenses                                                             29.4             29.8           32.6
   Depreciation and leasehold amortization                                         4.0              3.9            4.9
   Amortization of cost in excess of net assets of acquired businesses             0.3              0.3            0.4
   Restructuring expenses (reversals) and asset impairment charges                (0.1)            (0.1)           9.5
                                                                              -----------      -----------    ----------
                                                                                  33.7             34.0           47.4
                                                                              -----------      -----------    ----------
     Earnings (loss) from continuing operations before interest, income
       taxes and cumulative effect of change in accounting principle               8.3              6.8          (11.3)
Interest expense                                                                   1.3              1.2            1.5
                                                                              -----------      -----------    ----------
     Earnings (loss) from continuing operations before income taxes
       and cumulative effect of change in accounting principle                     7.0              5.6          (12.8)
Provision (benefit) for income taxes                                               2.7              2.3           (2.7)
                                                                              -----------      -----------    ----------
     Earnings (loss) from continuing operations before cumulative
       effect of change in accounting principle                                    4.3              3.3          (10.1)
Discontinued operations:
   Loss from discontinued operations, net of income tax benefits                     -                -           (0.3)
   Estimated loss from disposal of discontinued operations, net of
     income tax benefit                                                            (0.1)              -           (1.4)
Cumulative effect of change in accounting principle, net of
   income tax benefit                                                                -                -           (0.3)
                                                                              -----------      -----------    ----------
     Net income (loss)                                                              4.2%             3.3%        (12.1%)
                                                                              ===========      ===========    ==========

OVERVIEW

         During fiscal years 1997 and 1998, the Company adopted formal restructuring plans for the closure of store locations, and as of fiscal year end 1999, store closures for these restructuring plans have been substantially completed.

         During fiscal 1997, the Company's North America operations were negatively affected by a slowdown in comparable store sales, and certain international and licensed department operations performed below expectations. In response to these performance issues, management performed an assessment of the Company's asset base, and determined (1) that approximately 250 marginal or unprofitable locations should be closed, (2) asset impairments should be recognized with respect to certain international and licensed department locations, certain store locations and other fixed assets, (3) merchandise assortments should be focused and the Company's vendor base should be reduced, and (4) the Company's EyeX segment should be discontinued.

         The evaluation of the Company's asset base, the related decision to reduce vendor and total unit presentation, the adoption of two new accounting principles and other responses to the current sunglass specialty environment resulted in $102.6 million of costs ($75.8 million net of tax), or $1.39 per share, during the fourth quarter of fiscal 1997 as follows: (1) $31.1 million of long-lived and intangible asset impairments recognized in the Company's international operations, licensed department operations, selected store locations (which will continue to be operated), as well as certain other fixed assets, (2) $23.5 million of costs (write-off of fixed assets, lease exit and other incremental exit costs) related to the elimination of approximately 250 marginal or unprofitable sites through closure (which was substantially completed during fiscal 1999) (3) $13.3 million of costs associated with the discontinuation and disposal of the Company's EyeX optical segment, (4) $13.0 million of inventory disposition costs in connection with the Company's decision to improve merchandise clarity and focus through the reduction of its vendor and total unit presentation (which reduction was completed in fiscal 1998 through bulk sales of this product), (5) $4.6 million of costs related to the impact of the adoption of new accounting principles during fiscal 1997 related to internal use software, including the cumulative effect of a change in accounting principle related to costs incurred in connection with the Company's information technology transformation projects, and (6) $17.1 million of other unusual costs and expenses attributable to, among other things, efforts to restructure the Company's organizational infrastructure (including litigation reserves, management retention and severance costs associated with the reorganization of international operations and other items), which costs have been substantially utilized as of fiscal yearend 1999.

         The fiscal 1997 charges discussed previously are reflected in the accompanying consolidated statements of operations as follows:

                                                                                     FISCAL 1997
                                                                                   -----------------
                                                                                    (IN THOUSANDS)
Inventory disposition costs (reflected in cost of goods sold, occupancy
  and buying expenses)                                                              $    13,015
                                                                                   -----------------
Costs attributable to restructuring of organizational infrastructure:
  Reflected in cost of goods sold, occupancy and buying expenses                          2,620
  Reflected in operating expenses                                                        13,236
  Reflected in depreciation and leasehold amortization                                    1,220
                                                                                   -----------------
                                                                                         17,076
                                                                                   -----------------
Restructuring expenses and asset impairment charges:
  Impairment of long-lived and intangible assets                                         31,125
  Restructuring costs                                                                    23,535
                                                                                   -----------------
                                                                                         54,660
                                                                                   -----------------
Discontinuation of EyeX segment ($8,089 net of tax)                                      13,260
                                                                                   -----------------
Costs related to the impact of adoption of new accounting principles:
  Costs attributable to adoption of new accounting principle for
     internal use software (reflected in operating expenses)                              2,314
  Cumulative effect of change in accounting principle for costs incurred in information technology transformation projects
     ($1,449 net of tax)                                                                  2,300
                                                                                   -----------------
                                                                                          4,614
                                                                                   -----------------
       Total charges                                                                $   102,625
                                                                                   =================

         During fiscal 1998, the Company recorded a net reversal of restructuring expenses of $371,000. This amount reflected (a) reversal of $5.1 million of restructuring store closing costs recorded in fiscal 1997, primarily as a result of favorable experience in store closing costs, and (b) $4.7 million of costs related to the adoption of a plan in fiscal 1998 for the closure of approximately 175 additional locations ("175 store plan"). During fiscal 1998, the Company's operations continued to be negatively affected by the performance of certain licensed department operations and selected other domestic and international locations. In response to these performance issues, management adopted a formal plan for the closure of approximately 175 additional locations. Costs associated with this plan consisted of $3.2 million of fixed asset write-offs and $1.5 million of lease exit and other incremental exit costs. The net cash impact of this plan in fiscal 1999 was minimal, as cash restructuring costs were offset by inventory reduction and operating loss reduction associated with the store closings.

         During fiscal 1999, as the Company substantially completed its restructuring plans, it was determined that a net reversal of previously accrued expenses of $399,000 was required. Accrued restructuring expenses of $1.2 million as of fiscal yearend 1999 are primarily comprised of liabilities for remaining lease exit costs related to stores closed during the completion of the restructuring plans.

         See Note 2 of Notes to Consolidated Financial Statements for further information regarding the Company's restructuring plans and Note 4 for further information regarding discontinued operations.

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales increased $33.6 million, or 5.6%, to $635.6 million in fiscal 1999 compared to $602.0 million in fiscal 1998. This increase reflects sales from new stores opened in fiscal 1999 (and fiscal 1998 to the extent not reflected in comparable store sales) of $26.1 million, an increase in comparable store sales of 6.8% (accounting for $38.1 million of the increase), partially offset by a decrease of $30.6 million for sales lost due to store closures during fiscal 1998 and 1999.

         Gross profit increased $21.3 million, or 8.7%, to $266.7 million in fiscal 1999 compared to $245.4 million in fiscal 1998, primarily due to the increase in net sales. As a percentage of net sales, gross profit increased 1.2 percentage points to 42.0% in fiscal 1999 from 40.8% in fiscal 1998, primarily due to lower occupancy expense resulting from the closure of underperforming locations as well as higher merchandise gross margins. The Company anticipates that gross profit, as a percentage of sales will improve slightly in fiscal 2000 primarily due to lower occupancy expense resulting from the closure of underperforming locations in fiscal 1999. In addition, although the Company anticipates gross merchandise margins will decline slightly as watch sales become a higher percentage of net sales (which sales typically have lower margins than sunglasses) and changes in vendor terms, management expects that these declines will be largely offset by improved margins due to the Company's expansion of exclusive brands and other exclusive product offerings.

         Operating expenses increased $7.0 million, or 3.9% to $186.6 million in fiscal 1999 compared to $179.6 million in fiscal 1998. As a percentage of net sales, operating expenses decreased 0.4 percentage points to 29.4% in fiscal 1999 compared to 29.8% for the same period in 1998, due to the leverage impact of comparable store sales and the closure of underperforming locations in fiscal 1998 and 1999.

         Depreciation and leasehold amortization expense increased $2.0 million, or 8.7% to $25.7 million in fiscal 1999 compared to $23.7 million in fiscal 1998, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

         Amortization of cost in excess of net assets of acquired business increased $265,000, or 15.1%, to $2.0 million in fiscal 1999 compared to $1.8 million in fiscal 1998 due to the amortization of goodwill related to the acquisition of shades.com and SwissArmyDepot.com at the end of fiscal 1998.

         Interest expense increased $803,000 to $8.1 million in fiscal 1999, compared to $7.3 million for the same period last year due to an increase in average outstanding borrowings during the period. The increase in average outstanding borrowings was substantially related to the Company's repurchase of shares during the year.

         The Company's effective tax rate for fiscal 1999 and 1998 was 38.5% and 40.7%, respectively. The variation in the effective rate for the tax provision between 1999 and 1998 is primarily due to the utilization of foreign net operating loss carryforwards.

         As a result of the foregoing, the Company had net income from continuing operations of $0.58 per diluted share, or $27.5 million, in fiscal 1999 compared to net income from continuing operations of $0.38 per diluted share, or $19.8 million in fiscal 1998.

         The estimated loss from disposal of discontinued operations in fiscal 1999 of $738,000, net of taxes, represents additional provision for liabilities related to the disposal of EyeX, the Company's optical segment which was discontinued in January 1998.

         The Company reported net income of $0.57 per diluted share, or $26.8 million in 1999 compared to net income of $0.38 per diluted share, or $19.8 million in fiscal 1998

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales increased $28.2 million, or 4.9%, to $602.0 million in fiscal 1998 from $573.8 million in fiscal 1997. The increase reflects sales from new stores opened during fiscal 1998 (and fiscal 1997 to the extent not reflected in comparable store sales) of $31.6 million, an increase in comparable store sales of 3.0% (accounting for $14.5 million of the increase), partially offset by a decrease of $17.9 million for sales lost due to store closures during fiscal 1997 and 1998.

         Gross profit increased $38.3 million, or 18.5%, to $245.4 million in fiscal 1998 from $207.1 million in fiscal 1997 as a result of increased net sales and an increased gross profit percentage. As a percentage of net sales, gross profit increased 4.7 percentage points to 40.8% in fiscal 1998 from 36.1% in fiscal 1997 due to (1) non-recurrence of $15.6 million of charges recorded in fiscal 1997, primarily for vendor and unit discontinuation costs, (2) improved gross merchandise margins as a result of reduced inventory reduction activity and improved vendor terms, and (3) occupancy expense leverage due to a comparable store increase of 3.0% and the closure of marginal store locations.

         Operating expenses decreased $7.4 million, or 4.0%, to $179.6 million in fiscal 1998 from $187.0 million in fiscal 1997. The decrease was due to the non-recurrence of $15.6 million in charges related to the restructuring of the Company's organizational infrastructure included in fiscal 1997 operating expenses. This decrease was partially offset by increased costs associated with the operations and management of new stores opened in fiscal 1998 and 1997. As a percentage of net sales, operating expenses decreased 2.8 percentage points to 29.8% in fiscal 1998 from 32.6% in fiscal 1997.

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

         The Company's effective tax rate for fiscal 1998 and 1997 was 40.7% and 20.8%, respectively. The variation in the effective rate rate for the tax provision in 1998 and the tax benefit in 1997 is primarily due to the recording of a valuation allowance for certain international deferred tax assets.

         As a result of the foregoing, the Company had net income of $0.38 per diluted share or $19.8 million in fiscal 1998 compared to a net loss from continuing operations of $1.07 per diluted share or $58.3 million in fiscal 1997 (net loss of $1.27 per diluted share or $69.7 million including discontinued operations).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements (ii) capital expenditure requirements for new store additions/conversions, e-commerce and other systems requirements and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its revolving credit facility in November 2001, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion/conversion. The Company has a revolving credit facility with BankBoston Retail Finance, Inc. ("BankBoston"). The revolving credit facility includes a borrowing availability of up to $65 million depending on inventory levels, and a supplemental borrowing component, amounts of which vary depending on the period the borrowings are outstanding. As of March 25, 2000, the Company's borrowing base was approximately $57.9 million and the Company was entitled to borrow up to an additional $11.3 million under the supplemental component of its facility. The credit facility includes up to $10.0 million in letters of credit. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.0%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to a minimum remaining borrowing availability of $12.5 million).

         On March 30, 2000, the Company received a commitment from Fleet National Bank ("Fleet Bank") to provide a three year senior secured revolving credit facility that provides for borrowings of up to $150 million. Proceeds from this facility will be used to refinance the existing BankBoston facility, as well as to support working capital needs for current and new stores and for common stock repurchases, as authorized by the Company's Board of Directors. Borrowings under the proposed Fleet Bank facility are expected to bear interest at a floating rate ranging from (a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0%, depending on a ratio of debt to EBITDA. The Company expects to finalize this credit facility during the second quarter of fiscal 2000. As the proceeds of the Fleet Bank facility will be used to refinance the existing BankBoston facility, the Company expects to write-off approximately $600,000 of unamortized debt issue costs related to the existing BankBoston facility when the Fleet Bank facility is finalized.

         Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." At January 29, 2000, the Company had outstanding borrowings under its credit facility of $52.7 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

         Net cash provided by operating activities was $50.6 million during fiscal 1999 compared to $79.0 million in fiscal 1998. The difference between the Company's net income and operating cash flow in fiscal 1999 was primarily attributable to depreciation and amortization of $27.7 million, an increase in accounts payable of $8.9 million, partially offset by an increase of $10.4 million in inventory and a decrease of $4.6 million in accrued expenses.

         Net cash used in investing activities was $38.8 million during fiscal 1999 compared to $31.3 million during fiscal 1998. Investing cash flows reflect capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

         Net cash used in financing activities was $7.4 million for fiscal 1999 compared to $44.9 million for fiscal 1998. Financing cash flows for 1999 reflect a 34.1 million net increase in the amounts outstanding under the Company's revolving credit facility as well as approximately $3.5 million of proceeds received from stock option exercises, partially offset by $44.9 million of stock repurchase payments.

         At January 29, 2000, the Company's commitments for capital expenditures totaled $1.7 million and are related primarily to capital costs for new store construction and existing store renovations. In addition, the Company's share repurchase program currently authorizes the future repurchase of 8.0 million shares of common stock. Management believes that net cash provided by operations, together with borrowing availability under the Company's proposed Fleet Bank credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 80 store locations and conversion of approximately 200 locations to Combo stores in fiscal 2000, amounts associated with the Company's common stock repurchase program and other working capital requirements through at least fiscal 2000.

SEASONALITY AND QUARTERLY RESULTS

         Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months).

         The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company and the timing of Combo conversions and store closures, as well as other factors. The addition of a large number of new stores can affect results of operations on a quarter-to-quarter basis. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding quarterly financial data.

YEAR 2000 COMPLIANCE

         The Company successfully transitioned into the Year 2000 (Y2K) without any major disruption of systems or business operations. No significant Y2K issues were experienced relative to the Company's merchandise and other third party vendors. Accordingly, it was not necessary to invoke any of the company's contingency plans, which were developed for use in the event of supplier delivery delay or failure, or critical system or support equipment interruption or failure.

         During fiscal years 1998 and 1999, the Company expensed $905,000 on Y2K efforts of which approximately $370,000 was expensed in fiscal 1999. The cost of the project approximated estimates previously reported. These amounts were funded through operating cash flows. Operating costs related to Y2K compliance projects were incurred over several quarters and expensed as incurred. Costs associated with business system solutions for improved business processes are not included in these amounts. These amounts did not have a material adverse effect on the Company's financial condition or operating results. The Y2K issue does not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, or capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On a limited basis, the Company selectively uses foreign currency swap agreements to hedge the effect of changes in currency exchange rates on certain short-term intercompany transactions. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial position, results of operations or cash flows in fiscal 1999, 1998 or 1997. See Note 1 of Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----
Report of Independent Certified Public Accountants......................     21

Consolidated Balance Sheets ............................................     22

Consolidated Statements of Operations ..................................     23

Consolidated Statements of Stockholders' Equity and Comprehensive
   Income (Loss)........................................................     24

Consolidated Statements of Cash Flows ..................................     25

Notes to Consolidated Financial Statements .............................     27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
   of Sunglass Hut International, Inc.:

         We have audited the accompanying consolidated balance sheets of Sunglass Hut International, Inc. (a Florida corporation) and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunglass Hut International, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with generally accepted accounting principles in the United States.

         As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13 and American Institute of Certified Public Accountants Statement of Position No. 98-1 in the fourth quarter of fiscal 1997.

ARTHUR ANDERSEN LLP

Miami, Florida,
   March 22, 2000.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      FISCAL
                                                         ----------------------------------
                                                              1999               1998
                                                         ---------------     --------------
                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $     9,732         $     5,007
   Accounts receivable                                         4,696               3,547
   Inventory                                                  99,212              88,834
   Prepaid rent                                                7,366               7,978
   Other current assets                                       11,497              22,045
                                                         ---------------     --------------
         Total current assets                                132,503             127,411
                                                         ---------------     --------------

PROPERTY AND EQUIPMENT, net                                  108,187              90,987
COST IN EXCESS OF NET ASSETS OF
   ACQUIRED BUSINESSES, net                                   24,842              26,486
OTHER ASSETS                                                  17,971              13,470
                                                         ---------------     --------------
         Total assets                                    $   283,503         $   258,354
                                                         ===============     ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $    33,981         $    25,113
   Accrued expenses                                           37,998              41,327
   Accrued restructuring expenses                              1,181               3,604
                                                         ---------------     --------------
         Total current liabilities                            73,160              70,044
LONG-TERM DEBT, net of current portion                       166,196             133,121
                                                         ---------------     --------------
         Total liabilities                                   239,356             203,165
                                                         ---------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock                                                --                  --
   Common stock                                                  427                 464
   Additional paid-in capital                                 78,179             116,420
   Accumulated deficit                                       (29,965)            (56,715)
   Accumulated other comprehensive loss                       (4,494)             (4,980)
                                                         ---------------     --------------
         Total stockholders' equity                           44,147              55,189
                                                         ---------------     --------------
         Total liabilities and stockholders' equity      $   283,503         $   258,354
                                                         ===============     ==============

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    FISCAL
                                                                                -----------------------------------------------
                                                                                   1999             1998              1997
                                                                                ------------     ------------     -------------
Net sales                                                                       $   635,603      $   601,954      $   573,840
Cost of goods sold, occupancy and buying expenses                                   368,860          356,523          366,774
                                                                                ------------     ------------     -------------
       Gross profit                                                                 266,743          245,431          207,066
                                                                                ------------     ------------     -------------
Selling, general and administrative expenses:
   Operating expenses                                                               186,609          179,633          186,954
   Depreciation and leasehold amortization                                           25,698           23,652           28,327
   Amortization of cost in excess of net assets of acquired businesses                2,017            1,752            2,407
   Restructuring expenses (reversals) and asset impairment charges                     (399)            (371)          54,660
                                                                                ------------     ------------     -------------
                                                                                    213,925          204,666          272,348
                                                                                ------------     ------------     -------------
       Earnings (loss) from continuing operations before interest, income
         taxes and cumulative effect of change in accounting principle               52,818           40,765          (65,282)
Interest expense                                                                      8,122            7,319            8,364
                                                                                ------------     ------------     -------------
       Earnings (loss)  from continuing operations before income taxes
         and cumulative effect of change in accounting principle                     44,696           33,446          (73,646)
Provision (benefit) for income taxes                                                 17,208           13,625          (15,312)
                                                                                ------------     ------------     -------------
       Earnings (loss) from continuing operations before cumulative
         effect of change in accounting principle                                    27,488           19,821          (58,334)
                                                                                ------------     ------------     -------------
Discontinued operations:
  Loss from discontinued operations, net of income tax benefits of
    $1,400 in 1997                                                                       --               --           (1,813)
  Estimated loss from disposal of discontinued operations, net of
    income tax benefit of $462 in 1999 and $5,200 in 1997                              (738)              --           (8,089)
                                                                                ------------     ------------     -------------
                                                                                       (738)              --           (9,902)
                                                                                ------------     ------------     -------------
       Earnings (loss) before cumulative effect of change in accounting
         principle                                                                   26,750           19,821          (68,236)
Cumulative effect of change in accounting principle, net of income tax
  benefit of $851 in 1997                                                                --               --           (1,449)
                                                                                ------------     ------------     -------------
         Net income (loss)                                                      $    26,750      $    19,821      $   (69,685)
                                                                                ============     ============     =============
Net income (loss) per share:
  Basic--
       From continuing operations                                               $      0.60      $      0.38      $     (1.07)
       From discontinued operations                                                   (0.02)              --            (0.18)
       Cumulative effect of change in accounting principle                               --               --            (0.02)
                                                                                ------------     ------------     -------------
          Net income (loss)                                                     $      0.58      $      0.38      $     (1.27)
                                                                                ============     ============     =============
  Diluted--
       From continuing operations                                               $      0.58      $      0.38      $     (1.07)
       From discontinued operations                                                   (0.01)              --            (0.18)
       Cumulative effect of change in accounting principle                               --               --            (0.02)
                                                                                ------------     ------------     -------------
          Net income (loss)                                                     $      0.57      $      0.38      $     (1.27)
                                                                                ============     ============     =============
Weighted average shares outstanding:
  Basic                                                                              45,838           51,524           54,670
                                                                                ============     ============     =============
  Diluted                                                                            47,218           52,226           54,670
                                                                                ============     ============     =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK                      COMPREHENSIVE LOSS
                                         -------------------------             ------------------------
                                                                                            ACCUMULATED
                                                                   ADDITIONAL                  OTHER                  COMPREHENSIVE
                                          NUMBER OF                 PAID-IN    ACCUMULATED COMPREHENSIVE              INCOME (LOSS)
                                           SHARES       AMOUNT      CAPITAL      DEFICIT       LOSS         TOTAL     FOR THE PERIOD
                                         ------------  ---------- ------------ ----------  ------------- ----------   --------------
BALANCE, FISCAL 1996                     54,448,546    $    544   $ 164,326    $ (6,851)   $   (227)     $157,792     $       --
Stock and restricted stock awards           225,000           2       1,573          --          --         1,575             --
Exercise of stock options, including
   tax benefit                               31,100           1         109          --          --           110             --
Net loss for fiscal 1997                         --          --          --     (69,685)         --       (69,685)       (69,685)
Foreign currency translation
  adjustment                                     --          --          --          --      (3,060)       (3,060)        (3,060)
                                                                                                                      ------------
     Total comprehensive loss                    --          --          --          --          --            --     $  (72,745)
                                         ------------  ---------- ------------ ----------  ------------  ----------   ============
BALANCE, FISCAL 1997                     54,704,646         547     166,008     (76,536)     (3,287)       86,732     $       --
Exercise of stock options, including
   tax benefit                               77,604           1         544          --          --           545             --
Stock repurchases and retirements        (8,351,800)        (84)    (50,132)         --          --       (50,216)            --
Net income for fiscal 1998                       --          --          --      19,821          --        19,821         19,821
Foreign currency translation
  adjustment                                     --          --          --          --      (1,693)       (1,693)        (1,693)
                                                                                                                      ------------
     Total comprehensive income                  --          --          --          --          --            --     $   18,128
                                         ------------  ---------- ------------ ----------  ------------  ----------   ============
BALANCE, FISCAL 1998                     46,430,450    $    464   $ 116,420    $(56,715)   $ (4,980)     $ 55,189     $       --
Exercise of stock options, including
   tax benefit                              653,658           6       5,388          --          --         5,394             --
Stock repurchases and retirements        (4,492,000)        (45)    (44,875)         --          --       (44,920)            --
Conversion of convertible subordinated
   notes                                    208,057           2       1,246          --          --         1,248             --
Net income for fiscal 1999                       --          --          --      26,750          --        26,750         26,750
Foreign currency translation
  adjustment                                     --          --          --          --         486           486            486
                                                                                                                      ------------
     Total comprehensive income                  --          --          --          --          --            --     $   27,236
                                         ------------  ---------- ------------ ----------  ------------  ----------   ============
BALANCE, FISCAL 1999                     42,800,165    $    427   $  78,179    $(29,965)   $ (4,494)     $ 44,147
                                         ============  ========== ============ ==========  ============  ==========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      FISCAL
                                                                                  -----------------------------------------------
                                                                                     1999              1998              1997
                                                                                  ------------     --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $   26,750       $   19,821        $   (69,685)
                                                                                  ------------     --------------    ------------
  Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
     Depreciation and amortization                                                    27,715           25,404             30,734
     Provision for discontinued merchandise                                               --               --             13,015
     Restructuring expenses (reversals) and asset impairment charges                    (399)            (371)            54,660
     Loss from discontinued operations, net of tax benefits                               --               --              1,813
     Estimated loss from disposal of discontinued operations, net of
       tax benefit                                                                       738               --              8,089
     Cumulative effect of change in accounting principle, net of
       tax benefit                                                                        --               --              1,449
     Write-off of deferred software development costs, net of                                                              1,459
       tax benefit                                                                        --               --                 --
     Stock-based compensation                                                             --               --              1,575
     Accretion of debt discount                                                          378              359                340
     Changes in operating assets and liabilities, net of effect of acquisitions--
       Changes in assets:
         Accounts receivable                                                          (1,149)              65               (651)
         Inventory                                                                   (10,378)          13,131             28,781
         Prepaid rent                                                                    612             (271)              (295)
         Other current assets                                                          1,806           12,950            (14,940)
         Other assets                                                                    357              853             (1,465)
         Deferred income taxes                                                         3,245           10,660            (13,514)
       Changes in liabilities:
         Accounts payable                                                              8,868            7,034              5,953
         Accrued expenses                                                             (4,588)          (3,572)            28,116
         Accrued restructuring expenses                                               (2,509)          (4,777)            (7,509)
                                                                                  ------------     --------------    ------------
                                                                                      24,696           61,465            137,610
                                                                                  ------------     --------------    ------------
       Net cash provided by continuing operations                                     51,446           81,286             67,925
       Net cash used in discontinued operations                                         (876)          (2,254)            (1,374)
                                                                                  ------------     --------------    ------------
       Net cash provided by operating activities                                      50,570           79,032             66,551
                                                                                  ------------     --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (38,832)         (28,507)           (29,059)
  Capital expenditures-discontinued operations                                            --              (31)              (648)
  Acquisitions of businesses                                                              --           (2,769)            (1,396)
                                                                                  ------------     --------------    ------------
       Net cash used in investing activities                                         (38,832)         (31,307)           (31,103)
                                                                                  ------------     --------------    ------------

                            (CONTINUED ON NEXT PAGE)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                      FISCAL
                                                                                  -----------------------------------------------
                                                                                     1999              1998              1997
                                                                                  ------------     --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                  (125)             (50)             (316)
  Proceeds from borrowings under revolving credit facilities                         250,069          104,236           104,900
  Principal payments on revolving credit facilities                                 (215,997)         (98,051)         (143,000)
  Payments for stock repurchases and retirements                                     (44,920)         (50,216)               --
  Payment of deferred financing costs                                                     --           (1,178)             (288)
  Proceeds from exercise of stock options                                              3,539              392                49
                                                                                  ------------     --------------    ------------
       Net cash used in financing  activities                                         (7,434)         (44,867)          (38,655)
                                                                                  ------------     --------------    ------------

                                                                                  ------------     --------------    ------------
Effect of exchange rate changes on cash and cash equivalents                             421           (1,223)              990
                                                                                  ------------     --------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                     4,725            1,635            (2,217)
CASH AND CASH EQUIVALENTS, beginning of year                                           5,007            3,372             5,589
                                                                                  ------------     --------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                            $    9,732       $    5,007        $    3,372
                                                                                  ============     ==============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the year for:
         Interest                                                                 $    7,650       $    7,021        $    7,925
                                                                                  =============    =============     ============
         Income taxes                                                             $   10,856       $  (15,597)       $    3,293
                                                                                  =============    =============     ============
     Non-cash activities:
         Write-off (reversal) of property and equipment against accrued
              restructuring expenses                                              $     (693)      $   15,387        $   25,421
         Write-off of other assets against accrued restructuring expenses                208            1,650            11,037
         Impact on stockholders' equity from tax benefit related to the
           exercise of stock options                                                   1,855              153                61
         Issuance of convertible subordinated notes payable in connection
           with the acquisition of shades.com and SwissArmy Depot.com                     --            1,248                --
         Conversion of convertible subordinated notes payable
              into common stock                                                        1,248               --                --
                                                                                  -------------    -------------     ------------
                                                                                  $    2,618       $   18,438        $   36,519
                                                                                  =============    =============     ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Sunglass Hut International, Inc., a Florida corporation, and subsidiaries (collectively, the "Company"), are engaged in retail sunglass and watch sales. The Company operates stores located throughout the United States, Canada, the Caribbean, Europe, Australia, New Zealand, and Singapore.

PRINCIPLES OF CONSOLIDATION/FISCAL YEAR

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. EyeX, the Company's optical segment, has been recorded as a discontinued operation, and, accordingly, is accounted for using the equity method. The Company's yearend is the Saturday nearest January 31. Consequently, the Company's fiscal 1999, 1998 and 1997 years encompass the periods of January 31, 1999 through January 29, 2000, February 1, 1998 through January 30, 1999 and February 2, 1997 through January 31, 1998, respectively.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         Basic and diluted earnings per share for income (loss) from continuing operations before cumulative effect of accounting change is computed as follows:

                                                                                                     FISCAL
                                                                              ------------------------------------------------------
                                                                                   1999               1998                1997
                                                                              ---------------    ----------------    ---------------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Numerator:
       Earnings (loss) from continuing operations before
          cumulative effect of accounting change                              $     27,488       $     19,821        $    (58,334)
       Effect of dilutive securities:
          Interest expense on convertible debt issued
            in January 1999, net of tax benefit                                         39                 --                 --
                                                                              ---------------    ----------------    ---------------
          Numerator for diluted earnings per share                            $     27,527       $     19,821        $    (58,334)
                                                                              ===============    ================    ===============
     Denominator:
       Denominator for basic earnings (loss) per share                              45,838             51,524              54,670
       Effect of dilutive securities:
          Options to purchase common stock                                           1,189                685                  --
          Convertible debt issued in January 1999                                      191                 17                  --
                                                                              ---------------    ----------------    ---------------
     Denominator for diluted earnings (loss) per share                              47,218             52,226              54,670
                                                                              ===============    ================    ===============
     Earnings (loss) per share from continuing operations
       before cumulative effect of accounting change:
          Basic                                                               $       0.60       $       0.38        $      (1.07)
                                                                              ===============    ================    ===============
          Diluted                                                             $       0.58       $       0.38        $      (1.07)
                                                                              ===============    ================    ===============
     Antidilutive securities not included in the diluted earnings
       (loss) per share computation:
          Options to purchase common stock                                             489                438               3,139
          Exercise price                                                      $      11.13       $       7.00        $       0.25
                                                                                        to                 to                  to
                                                                              $      30.81       $      30.81        $      30.81

         Convertible subordinated debt                                        $    115,000       $    115,000        $    115,000
         Conversion price                                                     $      30.25       $      30.25        $      30.25

CONCENTRATION OF SUPPLIERS

         In fiscal 1999, Luxottica (including Ray-Ban, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 24.6% and 23.9%, respectively, of the Company's total merchandise purchases. The Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. On June 28, 1999, Luxottica Group, SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray-Ban, Revo, Killer Loop, Arnette and other brands). The inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and leasehold amortization. Depreciation and leasehold amortization are calculated using the straight-line method over the expected useful lives of the related assets. Useful lives generally range from 5 to 10 years. Upon the sale or disposition of property and equipment, the asset cost and related accumulated depreciation and leasehold amortization are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs are expensed as incurred. The Company capitalizes interest incurred on funds used to develop software for internal use. Interest capitalized during 1999, 1998 and 1997 was minimal.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

         The unamortized cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging primarily from 15 to 25 years. Accumulated amortization at January 29, 2000 and January 30, 1999 was $30.7 million and $28.9 million, respectively. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of cost in excess of net assets of acquired businesses may warrant revision or that the remaining balance of cost in excess of net assets of acquired businesses may not be recoverable. When factors indicate that cost in excess of net assets of acquired businesses should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted projected net operating cash flows over the remaining life of the cost in excess of net assets of acquired businesses in measuring whether the remaining unamortized cost and the net book value of the related fixed and other assets are recoverable. If the cost in excess of net assets of acquired businesses is determined to be impaired, such assets are reduced to management's best estimate of fair value using the discounted projected net operating cash flows over the remaining life.

REVENUE RECOGNITION

         Revenues from retail sales are recorded upon customer purchase.

STORE OPENING COSTS

         Salaries, training and travel costs relating to opening new retail locations are expensed as incurred.

CATALOG AND ADVERTISING COSTS

         Catalog costs, primarily consisting of catalog production and mailing costs, are amortized over the expected future revenue stream, which is principally from three to six months from the date catalogs are mailed. A significant amount of these costs is funded by vendors and, as such, the expense incurred by the Company is not material. All other advertising costs are not material and are expensed as incurred.

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

TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss section of the consolidated statements of stockholders' equity and comprehensive loss. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

FORWARD CURRENCY SWAP AGREEMENTS

         The Company enters into forward currency swap agreements from time to time to hedge the effect of changes in currency exchange rates on certain short-term intercompany transactions. Forward currency swap agreements obligate the Company to exchange, at future dates, various currencies at agreed upon exchange rates. Gains and losses on these agreements resulting from changes in currency exchange rates, if any, are offset against corresponding gains and losses on the short-term intercompany transactions, if any. Premiums paid or discounts received on these agreements are amortized over the term of the agreement. For reporting purposes, the assets and liabilities resulting from these agreements are offset because there is a legal right of offset. At January 29, 2000, no foreign currency swap agreements were outstanding.

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

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving credit facility approximate fair value as of January 29, 2000 and January 30, 1999. The fair value of convertible subordinated debentures approximates $91.4 million based on the quoted market price as of January 29, 2000.

NEW ACCOUNTING STANDARDS

     Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". As issued, SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferring the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 when required and is in the process of reviewing the impact of such adoption on its financial position and results of operations.

     Start-Up Costs

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that costs incurred during the organization, pre-opening and start up phases of a project be expensed as incurred, unless they are appropriately capitalizable under other existing accounting pronouncements. The Company adopted the SOP in the first quarter of fiscal 1999 and the adoption did not have a material effect on its financial position and results of operations.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--RESTRUCTURING EXPENSES AND ASSET IMPAIRMENT CHARGES

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

         Additionally, during fiscal 1997, the Company recorded charges of (a) $13.0 million (reflected in cost of goods sold, occupancy and buying expenses) for inventory disposition costs in connection with the Company's decision to improve merchandise clarity and focus through the reduction of its vendor and total unit presentation and (b) $17.1 million ($13.3 million in operating expenses, $2.6 million in cost of goods sold, occupancy and buying expenses and $1.2 million in depreciation and leasehold amortization) of other unusual costs and expenses attributable to, among other things, efforts to restructure the Company's organizational infrastructure (including litigation reserves, management retention and severance costs associated with the reorganization of international operations and other items). During fiscal 1998, the Company substantially completed these programs.

         During fiscal 1998, the Company assessed the amounts recorded with its 250 Store Restructuring plan and determined that as a result of favorable experience in store closing costs, a reversal of previously accrued expenses of $5.1 million was required. Additionally, during fiscal 1998, as management continued the evaluation of its asset base, a formal plan was adopted for the closure of approximately 175 additional store locations and restructuring expenses of $4.7 million were recorded. The charges to be incurred in connection with the 175-store plan consisted of $3.2 million of non-cash charges for fixed and other asset write-downs and cash charges of $1.5 million for lease exit and other incremental costs.

         During fiscal 1999, as the Company substantially completed its restructuring plans, it was determined that a net reversal of previously accrued expenses of $399,000 was required. Accrued restructuring expenses of $1.2 million as of fiscal yearend 1999 are primarily comprised of liabilities for remaining lease exit costs related to stores closed during the completion of the restructuring plans.

         Store locations held for disposal under the plans remained in operation up until the date of closure. For fiscal years 1999, 1998 and 1997, the net sales for these stores were $9.6 million, $48.2 million and $63.5 million, respectively. Additionally, results of operations of these stores generated negative EBITDA (earnings before interest, taxes, depreciation and amortization) of $1.4 million, $4.1 million, and $5.1 million in fiscal years 1999, 1998 and 1997, respectively. Store assets were written down to fair value at the time the plans were approved and depreciation expense for these locations was suspended. The effect of suspending depreciation on assets held for disposal through the dates of disposition (assuming no writedown in value) was $584,000, $1,594,000 and $751,000 in fiscal years 1999, 1998 and 1997, respectively.

         The following summarizes the activity in accrued restructuring expenses during fiscal years 1999, 1998 and 1997 (amounts are in thousands):


                                     PROVISION FOR       CASH PAYMENTS
                                     RESTRUCTURING       FOR LEASE EXIT       FIXED AND OTHER ASSET       REVERSAL OF
                       BEGINNING     EXPENSES/ASSET        AND OTHER         (WRITEDOWNS) REVERSALS/     RESTRUCTURING     ENDING
                        ACCRUAL        IMPAIRMENT      INCREMENTAL COSTS           IMPAIRMENTS             EXPENSES       ACCRUAL
                     -------------- ----------------- --------------------- --------------------------- ----------------  ---------
Fiscal Year 1999     $    3,604     $         --      $       (2,509)       $         485               $      (399)      $  1,181
Fiscal Year 1998         25,789            4,727              (4,777)             (17,037)                   (5,098)         3,604
Fiscal Year 1997         15,096           54,660              (7,509)             (36,458)                       --         25,789

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

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

NOTE 4-- DISCONTINUED OPERATIONS

         In January 1998, as part of the Company's evaluation of its asset base, the Company adopted a plan to discontinue its EyeX segment. The Company substantially completed the disposition of EyeX during fiscal 1998. Summarized results of EyeX for fiscal 1997 are as follows:

                                                             FISCAL 1997
                                                          ------------------
                                                           (IN THOUSANDS,
                                                          EXCEPT PER SHARE
                                                                DATA)
Net sales                                                 $      7,819
                                                          ==================
Loss before tax benefit                                         (3,163)
Income tax benefit                                               1,350
                                                          ------------------
Net loss from operations                                        (1,813)
Estimated loss from disposition, net of tax                     (8,089)
                                                          ------------------
Net loss from discontinued operations                      $    (9,902)
                                                          ==================
Basic and diluted net loss per share                       $     (0.18)
                                                          ==================

         During fiscal 1999, the Company recorded an additional provision for liabilities of $1.2 million ($738,000 net of tax) for additional lease exit and other incremental costs associated with the disposition of this segment. The net liabilities of discontinued operations at fiscal yearend are summarized as follows:

                                                          FISCAL
                                                ----------------------------
                                                   1999            1998
                                                ------------    ------------
                                                      (IN THOUSANDS)

Current assets                                  $    712        $    675
Allowance for estimated loss
  from disposition                                (1,295)         (1,396)
                                                ------------    ------------
Net liabilities                                 $   (583)       $   (721)
                                                ============    ============

         The allowance for estimated loss from disposition represents provision for lease exit costs and other incremental costs. The net liabilities at January 29, 2000 and January 30, 1999 are included in accrued expenses in the accompanying consolidated balance sheet.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED)

         The Company remains contingently liable under operating leases of certain store locations that were assigned to third parties as part of the disposal of EyeX. The present value of these lease obligations (discounted at 8.0%) as of fiscal yearend 1999 is approximately $6.6 million. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the parties to which the leases were assigned. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

NOTE 5--ACQUISITIONS

         In January 1999, the Company acquired substantially all of the assets of shades.com and SwissArmyDepot.com, businesses engaged in selling sunglasses, watches and accessories primarily through Internet websites. The purchase price paid for the acquisition was $4.1 million consisting of $2.9 million in cash and $1.2 million in convertible subordinated notes. The acquisition was accounted for as a purchase, with the excess of purchase price over the fair value of net assets acquired of approximately $4.1 million being recorded as cost in excess of net assets of acquired businesses.

NOTE 6--OTHER CURRENT ASSETS

         Other current assets consist of the following at fiscal yearend:

                                                          FISCAL
                                            -----------------------------------
                                                 1999                1998
                                            ----------------     --------------
                                                      (IN THOUSANDS)
Current deferred tax assets                 $     4,099          $    12,755
Tax refund receivable                                --                4,271
Other                                             7,398                5,019
                                            ----------------     --------------
                                            $    11,497          $    22,045
                                            ================     ==============

NOTE 7--PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at fiscal yearend:

                                                               FISCAL
                                                   -----------------------------
                                                        1999           1998
                                                   -------------   -------------
                                                          (IN THOUSANDS)
Leasehold improvements                             $     85,065    $     84,583
Furniture and fixtures                                  116,660          96,299
Construction in progress                                  5,665           3,291
                                                   -------------   -------------
                                                        207,390         184,173
Less--Accumulated depreciation and amortization         (99,203)        (93,186)
                                                   -------------   -------------
                                                   $    108,187    $     90,987
                                                   =============   =============

NOTE 8--ACCRUED EXPENSES

         Accrued expenses consist of the following at fiscal yearend:

                                                       FISCAL
                                          -----------------------------------
                                               1999                1998
                                          ----------------     --------------
                                                    (IN THOUSANDS)

Accrued payroll and related taxes         $     10,035         $      9,015
Accrued rent                                     8,181                8,450
Other accrued expenses                          19,782               23,862
                                          ----------------     --------------
                                          $     37,998         $     41,327
                                          ================     ==============

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES

         Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change consists of:

                                                   FISCAL
                        -------------------------------------------------------------
                              1999                   1998                  1997
                        -----------------      -----------------      ---------------
                                                (IN THOUSANDS)
Current:
     Federal            $      10,331          $      (4,271)         $     (10,208)
     State                      1,821                    456                  1,701
     Foreign                    1,528                    733                    571
                        -----------------      -----------------      ---------------
                               13,680                 (3,082)                (7,936)
                        -----------------      -----------------      ---------------
Deferred:
     Federal                    1,932                 13,380                 (6,106)
     State                         95                  2,325                 (4,316)
     Foreign                    1,501                  1,002                  3,046
                        -----------------      -----------------      ---------------
                                3,528                 16,707                 (7,376)
                        -----------------      -----------------      ---------------
                        $      17,208          $      13,625          $     (15,312)
                        =================      =================      ===============

         Income tax expense (benefit) attributable to income (loss) from continuing operations before cumulative effect of accounting change differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations before cumulative effect of accounting change as a result of the following:

                                                                                              FISCAL
                                                                        ---------------------------------------------------
                                                                             1999              1998              1997
                                                                        ---------------    --------------    --------------
                                                                                           (IN THOUSANDS)
Income tax provision (benefit) at the statutory rate                    $    15,643        $    11,706       $   (25,776)
State and local income taxes, net of federal income tax benefit               1,245              1,950            (1,711)
Non-deductible amortization of cost in excess of net assets of
     acquired businesses                                                        240                234               237
Foreign net operating loss utilization                                         (779)                 -                 -
Valuation allowance and contingencies                                           429                201            12,180
Other, net                                                                      430               (466)             (242)
                                                                        ---------------    --------------    --------------
                                                                        $    17,208        $    13,625       $   (15,312)
                                                                        ===============    ==============    ==============

         The components of the current and non-current deferred tax assets are summarized as follows at fiscal yearend:

                                                                                                  FISCAL
                                                                                    -----------------------------------
                                                                                          1999              1998
                                                                                    -----------------  ----------------
  Current deferred tax assets:                                                                (IN THOUSANDS)
       Inventory, principally due to additional costs capitalized for tax
          purposes                                                                  $         928      $         848
       Reserves, principally due to accruals for financial reporting purposes               3,065             11,835
       Other                                                                                  106                 72
                                                                                    -----------------  ----------------
             Current deferred tax assets (included in other current assets)                 4,099             12,755
                                                                                    -----------------  ----------------
  Non-current deferred tax assets:
       Property and equipment, principally due to differences in depreciation               7,999              3,231
       Accrued rents, principally due to the equalization of expenses for
           financial reporting purposes                                                     1,505              1,468
       Net operating loss carryforwards                                                     6,019              6,129
       Alternative minimum tax credit                                                         854                845
       Other                                                                                  122                104
                                                                                    -----------------  ----------------
             Non-current deferred tax assets                                               16,499             11,777
  Valuation allowance                                                                      (3,738)            (4,427)
                                                                                    -----------------  ----------------
             Non-current deferred tax assets (included in other assets)                    12,761              7,350
                                                                                    -----------------  ----------------
  Net deferred tax assets                                                           $      16,860      $      20,105
                                                                                    =================  ================

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAXES--(CONTINUED)

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The net change in the total valuation allowance for the year ended January 29, 2000 was a decrease of $689,000.

         The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A current or deferred tax provision net of foreign tax credits, as applicable, will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. At January 29, 2000, the undistributed earnings of these subsidiaries (not including subsidiaries with foreign net operating losses) were approximately $14.4 million.

NOTE 10--LONG-TERM DEBT

         Long-term debt consists of the following at fiscal yearend:

                                                                                                               FISCAL
                                                                                                    -----------------------------
                                                                                                        1999             1998
                                                                                                    -------------    ------------
                                                                                                            (IN THOUSANDS)
     5 1/4% convertible subordinated notes, net of unamortized discount of $1,460,000 and
        $1,838,000, respectively, interest payable semi-annually, principal due June 2003.          $  113,540       $  113,162
     Borrowings under the Company's revolving credit facility with BankBoston at the Company's option of (a) the prime rate (8.5% as of January 29, 2000) or (b) LIBOR (5.8% as of
        January 29, 2000) plus 2%, due November 2001.                                                   52,656           18,584
     5 1/4% convertible subordinated notes, interest payable semi-annually, principal due
        January 2001                                                                                        --            1,248
     Other                                                                                                  --              127
                                                                                                    -------------    ------------
                                                                                                       166,196          133,121
     Less--Current portion of long-term debt                                                                --               --
                                                                                                    -------------    ------------
                                                                                                    $  166,196       $  133,121
                                                                                                    =============    ============

         In April 1998, the Company entered into a revolving credit facility with BankBoston Retail Finance Inc. ("BankBoston") that provides for a commitment through November 2001. The revolving credit facility includes a borrowing availability of up to $65 million, depending on inventory levels, and a supplemental borrowing component, amounts of which vary depending on the period the borrowings are outstanding. At January 29, 2000, the Company was entitled to borrow up to $11.3 million under the supplemental component of its facility. The credit facility includes up to $10.0 million in letters of credit. At January 29, 2000 the Company had $1.0 million in unsecured letters of credit outstanding which are being maintained as security for performance under the Company's executive office lease and for certain purchases of merchandise. Borrowings under the credit facility generally bear interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.0%. The facility is secured with a first priority lien and security interest in substantially all assets. Borrowings under the BankBoston facility can be used for working capital and other general corporate purposes, including stock repurchases (which purchases are subject to minimum remaining availability of $12.5 million). The Company's revolving credit facility prohibits the payment of cash dividends. The supplemental component of the BankBoston facility has certain financial covenant requirements that are effective when borrowings occur against this facility. At January 29, 2000, no borrowings were outstanding on this supplemental facility.

         In June 1996, the Company issued $115 million principal amount of convertible subordinated notes (the "Notes Due 2003") to certain qualified institutional investors. The resale of the Notes Due 2003 was later registered with the Securities and Exchange Commission in October 1996. The notes bear interest at 5 1/4%, payable semi-annually, and mature June 2003. The Notes are subordinated to all existing and future indebtedness of the Company, and are convertible into Company common stock at $30.25 per share.

         In January 1999, the Company issued $1.2 million of convertible subordinated notes (the "Notes Due 2001") in connection with an acquisition (see
Note 5). The notes bear interest at 5 1/4%, payable semi-annually, and mature in January 2001. The Notes Due 2001 are unsecured and subordinate and junior to the Notes Due 2003, and are convertible into Company common stock at $6.00 per share. On January 17, 2000, the Notes Due 2001 were converted into 208,057 shares of the Company's common Stock.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10--LONG-TERM DEBT--(CONTINUED)

         Maturities of long-term debt are as follows at January 29, 2000:

      FISCAL YEAR                  AMOUNT
------------------------    ---------------------
                               (IN THOUSANDS)

         2000                             -
         2001                        52,656
         2002                             -
         2003                       115,000
                            ---------------------
                            $       167,656
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

         The Company was obligated for the following minimum annual base rentals under operating leases at January 29, 2000:

     FISCAL YEAR                AMOUNT

 ---------------------    -------------------
                            (IN THOUSANDS)

 2000                     $       70,953
 2001                             62,486
 2002                             55,757
 2003                             47,360
 2004                             38,955
 Thereafter                       90,919
                          -------------------
                          $      366,430
                          ===================

         Base rent expense totaled $85.2 million, $83.1 million and $85.4 million for fiscal years 1999, 1998 and 1997, respectively. Percentage of sales over a fixed minimum base rent totaled $4.5 million, $5.9 million and $6.2 million for fiscal years 1999, 1998 and 1997, respectively.

SELF-INSURED GROUP HEALTH

         The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $150,000 and for annual Company medical claims which exceed approximately $4.1 million in the aggregate. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

CONSTRUCTION COMMITMENTS

         In the normal course of business, the Company enters into commitments for the construction of both new stores and existing store renovations. At January 29, 2000, the amount outstanding under these construction commitments totaled approximately $1.7 million.

LITIGATION, CLAIMS AND ASSESSMENTS

         In October 1999, a class action lawsuit was filed against the Company in the United States District Court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. The Company is in the process of investigating and responding to the charges. The outcome or effect of this litigation on the Company's operating results cannot be predicted at this time.

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

         In October 1997, two class action lawsuits were filed against the Company in the State of California in the Superior Court of California. The lawsuits allege, among other things, that the Company violated California wage, overtime and vacation pay laws. In April 1999 the Company reached a settlement on these actions which did not have a material adverse effect on the results of operations of the Company.

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

         At January 29, 2000 and January 30, 1999 the Company was authorized to issue 100,000,000 shares of common stock, $.01 par value per share.

         During fiscal year 1998, the Board of Directors authorized the repurchase of up to 15.5 million shares of Sunglass Hut's outstanding common stock and in March 2000, the Board of Directors increased the purchase authorization to 20.8 million shares. The repurchase program authorizes management, at its discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options would be based on management's assessment of the Company's capital structure and liquidity, the market price of the Company's common stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors. During fiscal year 1999, the Company repurchased and retired 4.5 million shares under these authorizations at a cost of $44.9 million, and since the inception of the stock repurchase program, the Company has repurchased 12.8 million shares at a cost of $95.1 million.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--EMPLOYEE BENEFIT PLANS

STOCK-BASED COMPENSATION PLAN

         Effective March 31, 1996, the Company adopted the Sunglass Hut International, Inc. 1996 Executive Incentive Compensation Plan (the "1996 Plan") for key employees, officers, non-employee directors and independent contractors, which superseded the Company's previous stock-based compensation plan. The 1996 Plan provides for grants of stock options, stock appreciation rights, restricted common stock and other related awards that may be settled in cash, stock or other property. The total number of common shares subject to grant under the 1996 Plan is limited to 6,000,000, as adjusted, based on the 1996 Plan's formula, for issuances, redemptions, forfeitures and certain outstanding awards plan. As of fiscal year end 1999, 1,008,986 common shares remained available for grant under the 1996 Plan. Options granted generally have a ten-year term, an exercise price equal to the fair market value of the Company's stock on the date of grant and vest equally over three or four years.

         In December 1998, the Company's Board of Directors approved the exchange of certain stock options outstanding which were granted during 1995 and 1996. Options granted during 1995 and 1996, which had exercise prices of $13.94 and $30.50, respectively, were exchanged for fewer options at an exercise price of $6.00. The exchange ratio between the original options and the new options, based on an option valuation formula, resulted in the cancellation of approximately 279,000 options and the issuance of 106,000 options. The exchange was made available to all employees who held outstanding options that were granted during 1995 or 1996 on a voluntary basis. The exchanged options were issued with the same vesting and expiration schedule as the original options.

         A summary of the status of the Company's stock-based compensation plans as of the end of fiscal years 1999, 1998 and 1997, and changes during the fiscal years then ended is presented below:

                                                                               FISCAL
                                  --------------------------------------------------------------------------------------------------
                                               1999                            1998                             1997
                                  ------------------------------- ------------------------------- ----------------------------------
                                                    WEIGHTED                        WEIGHTED                          WEIGHTED
                                                     AVERAGE                         AVERAGE                           AVERAGE
         FIXED OPTIONS               SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE       SHARES       EXERCISE PRICE
--------------------------------  -------------  ---------------- -------------  ----------------  ------------- -------------------
                                      (IN                           (IN                                (IN
                                   THOUSANDS)                     THOUSANDS)                        THOUSANDS)
Outstanding, beginning of year       4,381       $      6.47         3,139       $      7.83           2,073     $       9.55
Granted                              1,379             10.97         2,213              7.17           1,562             7.06
Exercised                             (653)             5.48           (78)             5.05             (31)            1.58
Forfeited                             (649)             9.52          (893)            13.25            (465)           13.35
                                  -------------                   -------------                    -------------
Outstanding, end of year             4,458              7.60         4,381              6.47           3,139             7.83
                                  =============                   =============                    =============
Options exercisable                  2,072                           1,899                             1,376
                                  =============                   =============                    =============

         The following table summarizes information about stock options outstanding at fiscal 1999 yearend:

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           -----------------------------------------------------    --------------------------------------
                                                  WEIGHTED
                                                  AVERAGE           WEIGHTED-           OPTIONS              WEIGHTED
                               OPTIONS           REMAINING           AVERAGE          EXERCISABLE            AVERAGE
 RANGE OF EXERCISE         OUTSTANDING AT       CONTRACTUAL         EXERCISE               AT                EXERCISE
       PRICES                  1/29/00              LIFE              PRICE             1/29/00               PRICE
---------------------      ----------------    ---------------    --------------    -----------------    -----------------
                           (IN THOUSANDS)         (YEARS)                            (IN THOUSANDS)
$   0.25 to  $3.75                 667               1.8          $       1.02               634         $        0.88
    5.44 to   9.75               2,521               7.5                  7.15             1,303                  7.16
   10.00 to  15.25               1,179               8.6                 10.95                85                 13.44
   15.30 to  18.00                  41               9.4                 17.08                --                 --
   30.81                            50               0.6                 30.81                50                 30.81
---------------------      ----------------                                         -----------------
$   0.25 to $30.81               4,458                                                     2,072
=====================      ================                                         =================

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13-- EMPLOYEE BENEFIT PLANS--(CONTINUED)

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby no compensation cost is deducted in determining net income (loss). Had the Company recorded stock-based compensation cost for options granted in fiscal 1999, 1998 and 1997 pursuant to SFAS No. 123 (using the Black-Scholes options pricing model) net income (loss) and diluted net income (loss) per share, including the assumptions used in these calculations, would have been as follows:

                                                                                   FISCAL
                                                     -------------------------------------------------------------------
                                                             1999                    1998                   1997
                                                     ---------------------    -------------------    -------------------
Pro forma net income (loss)                          $      22,329,000        $      16,346,000      $   (71,501,000)
Pro forma diluted net income (loss) per share        $            0.48        $            0.32      $         (1.31)
Pro forma weighted average fair value of
    options granted                                  $            5.63        $            4.12      $          3.90
Risk free interest rates                                4.75% to 6.41%           4.46% to 5.75%       5.49% to 6.95%
Expected lives                                               4.1 years                6.0 years            6.0 years
Expected volatility                                                60%                      54%                  48%
Expected dividends                                   $              --        $              --      $            --

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

         During fiscal years 1999, 1998 and 1997, the Company's contributions to the Savings Plan aggregated $413,000, $324,000, and $250,000, respectively.

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

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in the retail sunglass and watch industries and in markets throughout the world. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which consist of the Company's different specialty store concepts across geographic locations. Accordingly, the North America segment (comprised of the United States, Canada and the Caribbean) includes sunglass, watch and Combo retail operations in this geographic market. Over ninety percent of the North America segment's net sales are derived from sales of sunglasses. The Other segment reported herein includes the sunglass, watch and Combo retail operations in other geographic locations, primarily Europe and Australia. The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. All intercompany revenues and expenses are eliminated in computing revenues and earnings (loss) before interest and taxes.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION--(CONTINUED)

BUSINESS SEGMENTS

                                                                              EARNINGS (LOSS)        DEPRECIATION
                                                                              BEFORE INTEREST            AND
                                                             NET SALES         AND TAXES (1)         AMORTIZATION         ASSETS
                                                           ---------------    -----------------    -----------------   -------------
                                                                                        (IN THOUSANDS)
1999
   North America                                           $    552,811       $      48,471        $         25,381    $    248,019
   Other                                                         82,792               3,948                   2,334          35,484
                                                           ---------------    -----------------    -----------------   -------------
                                                                635,603              52,419                  27,715         283,503
   Restructuring expense reversal                                    --                 399                      --              --
                                                           ---------------    -----------------    -----------------   -------------
         Total                                             $    635,603       $      52,818        $         27,715    $    283,503
                                                           ===============    =================    =================   =============
1998
   North America                                           $    528,023       $      41,575        $         23,617    $    233,310
   Other                                                         73,931              (1,181)                  1,787          25,044
                                                           ---------------    -----------------    -----------------   -------------
                                                                601,954              40,394                  25,404         258,354
   Restructuring expense reversal                                    --                 371                      --              --
                                                           ---------------    -----------------    -----------------   -------------
         Total                                             $    601,954       $      40,765        $         25,404    $    258,354
                                                           ===============    =================    =================   =============
1997
   North America                                           $    497,997       $      28,590        $         24,940    $    261,827
   Other                                                         75,843              (6,807)                  4,574          34,865
                                                           ---------------    -----------------    -----------------   -------------
                                                                573,840              21,783                  29,514         296,692
   Restructuring expenses/asset impairment charges
     and other expenses(2)                                           --             (87,065)                  1,220              --
                                                           ---------------    -----------------    -----------------   -------------
                                                                573,840             (65,282)                 30,734         296,692
   Discontinued operations(3)                                        --                 --                       --           2,461
                                                           ---------------    -----------------    -----------------   -------------
         Total                                             $    573,840       $     (65,282)       $         30,734    $    299,153
                                                           ===============    =================    =================   =============

(1) Represents earnings (loss) from continuing operations before interest, income taxes and cumulative effect of accounting change.
(2) Represents (a) $54.6 million of restructuring expenses and asset impairment charges, (b) $13.0 million of inventory disposition costs,
         (c) $2.3 million of costs related to the adoption of a new accounting principle for internal use software and (d) $17.1 million of other costs and expenses (see Notes 2, 3 and "Overview - Management Discussion and Analysis of Financial Condition and Results of Operations" for further information).
(3) Represents net assets of discontinued operations (see Note 4 for further information).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 14--SEGMENT AND GEOGRAPHIC INFORMATION--(CONTINUED)

GEOGRAPHIC INFORMATION

         The following represents net sales and long-lived assets by geographic location:

                                                  FISCAL
                            ----------------------------------------------------
                                  1999              1998               1997
                            ---------------     --------------    --------------
                                                (IN THOUSANDS)
Net sales:
   United States            $     515,511       $     490,026      $   461,495
   Other Countries                120,092             111,928          112,345
                            ---------------     --------------     -------------
       Total                $     635,603       $     601,954      $   573,840
                            ===============     ==============     =============

Long-lived assets:
  United States             $     119,931       $     101,116      $   107,002
  Other Countries                  13,098              16,357           17,930
                            ---------------     --------------     -------------
       Total                $     133,029       $     117,473      $   124,932
                            ===============     ==============     =============

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited summarized financial data by quarter for fiscal 1999 and 1998 is as follows (in thousands, except per share data):

                                                                                  FISCAL 1999
                                             ---------------------------------------------------------------------------------------
                                                 FIRST             SECOND             THIRD             FOURTH             TOTAL
                                             --------------    ---------------     -------------    ----------------    ------------
Net sales                                    $   152,581       $   199,620         $  132,288       $   151,114         $   635,603
Gross profit                                      63,569            89,669             51,431            62,074             266,743

Net income (loss):                           $     6,046       $    20,543         $   (1,564)      $     1,725         $    26,750
                                             ==============    ===============     =============    ================    ============
Net income  (loss) per share:
  Basic--
     Continuing operations                   $      0.13       $      0.44         $    (0.03)      $      0.06         $      0.60
     Discontinued operations                          -                 -                   -             (0.02)              (0.02)
                                             --------------    ---------------     -------------    ----------------    ------------
       Net income (loss)                     $      0.13       $      0.44         $    (0.03)      $      0.04         $      0.58
                                             ==============    ===============     =============    ================    ============
  Diluted
     Continuing operations                   $      0.13       $      0.42         $    (0.03)      $      0.05         $      0.58
     Discontinued operations                           -                -                   -             (0.01)              (0.01)
                                             --------------    ---------------     -------------    ----------------    ------------
       Net income (loss)                     $      0.13       $      0.42         $    (0.03)      $      0.04         $      0.57
                                             ==============    ===============     =============    ================    ============

                                                                                  FISCAL 1998
                                             ---------------------------------------------------------------------------------------
                                                 FIRST             SECOND             THIRD             FOURTH             TOTAL
                                             --------------    ---------------     -------------    ----------------    ------------
Net sales                                    $   146,646       $   193,141         $  122,832       $   139,335         $   601,954
Gross profit                                      59,129            86,487             45,040            54,775             245,431

Net income (loss):                           $     3,846       $    18,690         $   (4,005)      $     1,290         $    19,821
                                             ==============    ===============     =============    ================    ============
Basic and diluted earnings (loss) per share  $      0.07       $      0.34         $    (0.08)      $      0.03         $      0.38
                                             ==============    ===============     =============    ================    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

         The Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2000 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12, and 13). Information with respect to executive officers of the company appears under the caption "Executive Officers of the Company" on pages 9 and 10 of Part I of this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   1.   FINANCIAL STATEMENTS. Reference is made to the Index set forth on page 20 of this Annual Report on Form 10-K.

           2. FINANCIAL STATEMENTS SCHEDULE. Reference is made to Schedule II-Valuation And Qualifying Accounts on page 46 of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                The report of Independent Certified Public Accountants with respect to Schedule II is also filed as part of this report.

           3.   EXHIBITS.      * Indicates exhibits filed herewith.
                              ** Management contract or compensatory plan
                                 incorporated by reference from the document listed.

   EXHIBIT                              DESCRIPTION
 ------------                           -----------
     3.1       Registrant's Articles of Incorporation. Said Articles were last filed as and are incorporated herein by reference to Exhibit
                    3.1 to Registrant's Registration Statement on Form S-1 (File No. 33-77792).
     3.2       Registrant's Amended and Restated Bylaws. Said Bylaws were last filed as and are incorporated herein by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form S-1 (File No. 33-77792).
     4.1       Registration Rights Agreement, dated June 26, 1996, between the Registrant and the initial purchasers of the 5 1/4% Convertible Subordinated Notes due 2003. Filed as and incorporated herein by reference to Exhibit 4.7 to Registrant's Registration Statement on Form S-1 (File No. 33-77792).
     4.2       Indenture, dated as of June 26, 1996, among the Registrant and the Bank of New York for Convertible Subordinated Notes. Filed as and incorporated herein by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-1 (File No. 33-77792).
    10.1**     Registrant's Amended and Restated Stock Option Plan, as amended.
                    Filed as and incorporated herein by reference to Exhibit
                    10.1 to the Form 10-K for the fiscal year ended January 31, 1998.
    10.2**     Sunglass Hut International, Inc. 1996 Executive Incentive
                    Compensation Plan. Filed as and incorporated herein by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File No. 333-20107).
    10.3* **   Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
    10.4       Office Space Lease Agreement, dated as of October 28, 1993, between The Travelers Insurance Company and the Registrant. Filed as and incorporated herein by reference to Exhibit
                    10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-59872).
    10.5*      Amendments to the main Office Space Lease Agreement, dated as of
                    November 23, 1994, July 30, 1996 and September 30, 1999 between Blumberg/Alhambra Partners, successor in interest to The Travelers Insurance Company, and the Registrant.
    10.6**     Consulting and Management Services Agreement between Sunglass Hut
                    International, Inc. and Hauslein & Company, Inc. dated February 24, 1997 (incorporated by reference to Exhibit
                    10.11 of the Registrant's Company's Report on form 10-Q for the fiscal quarter ended May 3, 1997).
    10.7       Stock Option Agreement between the Registrant and James N.
                    Hauslein (incorporated by reference to Exhibit 10.17 of the Registrant's Company's Report on Form 10-Q for the fiscal quarter ended November 1, 1997).
    10.8       Revolving Credit Notes to BankBoston Retail Finance, Inc. dated
                    April 28, 1998 together with Loan and Security Agreement. Filed as and incorporated herein by reference to Exhibit
                    10.11 of the Registrant's Report on Form 10-K for the fiscal year ended January 31, 1998.

  EXHIBIT
-------------
   10.9        First Amendment dated November 30, 1998 to Loan and Security
                    Agreement dated April 28, 1998 with BankBoston Retail Finance Inc. Filed as and incorporated herein by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K for the fiscal year ended January 30, 1999.
   10.10       Second Amendment dated January 13, 1999 to Loan and Security
                    Agreement dated April 28, 1998 with BankBoston Retail Finance, Inc., together with First Amendment to Stock Pledge Agreement, Guaranty of Shadescom, Inc., and Security Agreement between BankBoston Retail Finance, Inc. and Shadescom, Inc. Filed as and incorporated herein by reference to Exhibit 10.9 of the Registrant's Report on Form 10-K for the fiscal year ended January 30, 1999.
   21.1*       Subsidiaries of the Registrant
   23.1*       Consent of Arthur Andersen LLP
   27*         Financial Data Schedule

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

(c)      Exhibits Required by Item 601 of Regulation S-K.

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

                                        SUNGLASS HUT INTERNATIONAL, INC.

                               By: /s/            LARRY G. PETERSEN
                               -------------------------------------------------
                                       Larry G. Petersen, Senior Vice President,
                                       Finance and Chief Financial Officer

Dated: April 18, 2000

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

              SIGNATURES                                      TITLE                         DATE
              ----------                                      -----                         ----
  /s/       JOHN X. WATSON                          President, Chief Executive         April 18, 2000
---------------------------------------------          Officer and Director
            John X. Watson                        (principal executive officer)

  /s/      LARRY G. PETERSEN                    Senior Vice President, Finance and     April 18, 2000
---------------------------------------------        Chief Financial Officer
           Larry G. Petersen                      (principal financial officer)

  /s/       GEORGE L. PITA                           Vice President, Finance           April 18, 2000
---------------------------------------------     (principal accounting officer)
            George L. Pita

  /s/      JAMES N. HAUSLEIN                          Chairman of the Board            April 18, 2000
---------------------------------------------
           James N. Hauslein

  /s/       ROHIT M. DESAI                                   Director                  April 18, 2000
---------------------------------------------
            Rohit M. Desai

  /s/       JOHN H. DUERDEN                                  Director                  April 18, 2000
---------------------------------------------
            John H. Duerden

  /s/      WILLIAM S. FIELD                                  Director                  April 18, 2000
---------------------------------------------
           William S. Field

  /s/      ROBERT C. GRAYSON                                 Director                  April 18, 2000
---------------------------------------------
           Robert C. Grayson

  /s/     WILLIAM E. PHILLIPS                                Director                  April 18, 2000
---------------------------------------------
          William E. Phillips

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders
    of Sunglass Hut International, Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Sunglass Hut International, Inc.'s annual report included in this Form 10-K, and have issued our report thereon dated March 22, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
   March 22, 2000.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                        FISCAL YEARS 1999, 1998 AND 1997

                                                      ADDITIONS                       NON-CASH                      ENDING
                                        BEGINNING     CHARGED TO         CASH        REDUCTIONS                    ACCRUAL
 DESCRIPTION                             ACCRUAL        INCOME        REDUCTIONS    (ADDITIONS)     REVERSAL       BALANCE
 -----------------------------------   ------------  -------------   -------------  -------------  ------------  -------------
 Restructuring accrual
    1999                               $   3,604     $       --      $    2,509     $     (485)    $     399     $   1,181
    1998                                  25,789          4,727           4,777         17,037         5,098         3,604
    1997                                  15,096         54,660           7,509         36,458             -        25,789
 Accrual for estimated loss from
    disposition of discontinued
    operations (EyeX)
    1999                               $   1,396     $    1,200      $    1,226     $       75     $       --    $   1,295
    1998                                  13,260             --           3,106          8,758             --        1,396
    1997                                      --         13,260              --             --             --       13,260

                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  -------                            -----------
   10.3        Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers.
   10.5        Amendments to the main Office Space Lease Agreement, dated as of
                    November 23, 1994, July 30, 1996 and September 30, 1999 between Blumberg/Alhambra Partners, successor in interest to The Travelers Insurance Company, and the Registrant.
   21.1        Subsidiaries of the Registrant
   23.1        Consent of Arthur Andersen LLP
   27          Financial Data Schedule