Form 10-Q
period 2000-04-29
SUNGLASS HUT INTERNATIONAL INC
filed 2000-06-13
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 40,952,169 (as of June 12, 2000).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            Page
                                                                            ----
                          PART I--FINANCIAL INFORMATION

ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of April 29, 2000 (Unaudited)
       and January 29, 2000................................................   3

       Consolidated Statements of Operations
       for the Thirteen Weeks Ended April 29, 2000
       and May 1, 1999 (Unaudited).........................................   4

       Consolidated Statements of Cash Flows
       for the Thirteen Weeks Ended April 29, 2000
       and May 1, 1999 (Unaudited).........................................   5

       Notes to Consolidated Financial Statements (Unaudited)..............   7

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............  11


                           PART II--OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K...........................  19
                Signatures.................................................  20

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              April 29,    January 29,
                                                                2000           2000
                                                             -----------   -----------
                                                             (Unaudited)
                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $  14,877     $   9,732
   Accounts receivable                                            5,711         4,696
   Inventory                                                     95,018        99,212
   Prepaid rent                                                   7,294         7,366
   Other current assets                                          10,094        11,497
                                                              ---------     ---------
                    Total current assets                        132,994       132,503

PROPERTY AND EQUIPMENT, net                                     108,204       108,187

COST IN EXCESS OF NET ASSETS OF
   ACQUIRED BUSINESSES, net                                      24,267        24,842

OTHER ASSETS                                                     18,276        17,971
                                                              ---------     ---------
                    Total assets                              $ 283,741     $ 283,503
                                                              =========     =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $  36,461     $  33,981
   Accrued expenses                                              37,673        37,998
   Accrued restructuring expenses                                   627         1,181
                                                              ---------     ---------
                    Total current liabilities                    74,761        73,160

LONG-TERM DEBT, net of current portion                          159,905       166,196
                                                              ---------     ---------
                    Total liabilities                           234,666       239,356
                                                              ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                     427           427
   Additional paid-in capital                                    78,179        78,179
   Accumulated deficit                                          (25,750)      (29,965)
   Accumulated other comprehensive income                        (3,781)       (4,494)
                                                              ---------     ---------
 Total stockholders' equity                                      49,075        44,147
                                                              ---------     ---------
 Total liabilities and stockholders' equity                   $ 283,741     $ 283,503
                                                              =========     =========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                         --------------------
                                                                         April 29,     May 1,
                                                                            2000        1999
                                                                         ---------    --------
Net sales                                                                 $150,471    $152,581
Cost of goods sold, occupancy and buying expenses                           89,320      89,012
                                                                          --------    --------
         Gross profit                                                       61,151      63,569
                                                                          --------    --------
Selling, general and administrative expenses:
   Operating expenses                                                       44,115      44,615
   Depreciation and leasehold amortization                                   6,821       6,336
   Amortization of cost in excess of net assets of acquired businesses         548         511
                                                                          --------    --------
                                                                            51,484      51,462
                                                                          --------    --------
         Earnings from operations before interest and income taxes           9,667      12,107
Interest expense                                                             2,812       2,115
                                                                          --------    --------
         Earnings from operations before income taxes                        6,855       9,992

Provision for income taxes                                                   2,640       3,946
                                                                          --------    --------
         Net income                                                       $  4,215    $  6,046
                                                                          ========    ========

Earnings per share (basic and diluted)                                    $   0.10    $   0.13
                                                                          ========    ========

Weighted average shares outstanding:
   Basic                                                                    42,800      46,361
                                                                          ========    ========
   Diluted                                                                  43,373      47,647
                                                                          ========    ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                                            Thirteen Weeks Ended
                                                                            ---------------------
                                                                            April 29,     May 1,
                                                                              2000         1999
                                                                            ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  4,215     $  6,046
                                                                            --------     --------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            7,369        6,847
      Accretion of debt discount                                                  99           93
      Changes in operating assets and liabilities -
            Changes in assets:
             Accounts receivable                                              (1,015)      (2,652)
             Inventory                                                         4,194       (6,178)
             Prepaid rent                                                         72          365
             Other current assets                                              1,303       (2,589)
             Other assets                                                       (205)        (709)
            Changes in liabilities:
              Accounts payable                                                 2,480       14,653
              Accrued expenses                                                  (325)       4,620
              Accrued restructuring expenses                                    (554)        (637)
                                                                            --------     --------
                                                                              13,418       13,813
                                                                            --------     --------
            Net cash provided by continuing operations                        17,633       19,859
            Net cash used in discontinued operations                              --         (312)
                                                                            --------     --------
            Net cash provided by operating activities                         17,633       19,547
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (6,838)      (6,070)
                                                                            --------     --------
            Net cash used in investing activities                             (6,838)      (6,070)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                 56,142       26,900
   Principal payments on revolving credit facilities                         (62,530)     (37,800)
   Principal payments on long-term debt                                           --         (125)
   Payments for stock repurchases and retirements                                 --       (1,572)
   Payment of deferred financing costs                                            --           --
   Proceeds from exercise of stock options                                        --        1,323
                                                                            --------     --------
            Net cash used in financing activities                             (6,388)     (11,274)
                                                                            --------     --------
   Effect of exchange rate changes on cash and cash equivalents                  738       (1,061)
                                                                            --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      5,145        1,142

CASH AND CASH EQUIVALENTS, beginning of period                                 9,732        5,007
                                                                            --------     --------
CASH AND CASH EQUIVALENTS, end of period                                    $ 14,877     $  6,149
                                                                            ========     ========

                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (In Thousands)
                                   (Unaudited)

                                                                            Thirteen Weeks Ended
                                                                            ---------------------
                                                                            April 29,     May 1,
                                                                              2000         1999
                                                                            ---------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -

      Interest                                                              $  1,306     $   393
                                                                            ========     =======
      Income taxes                                                          $  1,791     $   503
                                                                            ========     ========

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1--General:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 29, 2000 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001.

Note 2--Accrued Restructuring Expenses:

During fiscal 1999, the Company substantially completed its restructuring plans. Accrued restructuring expenses of $627,000 as of April 29, 2000 were comprised of liabilities for remaining lease exit costs related to stores closed during the completion of the restructuring plans. During the first quarter of fiscal 2000, $554,000 of the accrual for restructuring expenses was utilized for the payment of lease exit and other incremental costs related to store closings completed under the restructuring plans.

Note 3--Comprehensive Income:

Total comprehensive income consists of the following:

                                          Thirteen Weeks Ended:
                                          ---------------------
                                          April 29,    May 1,
                                            2000       1999
                                          ---------   -------
                                             (In thousands)
Net income                                 $ 4,215    $ 6,046
Foreign currency translation adjustment        713       (412)
                                           -------    -------
       Total comprehensive income          $ 4,928    $ 5,634
                                           =======    =======

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

Note 4--Earnings per Share:

Basic and diluted earnings per share is computed as follows:

                                                                               Thirteen Weeks Ended
                                                                              ----------------------
                                                                                April 29,     May 1,
                                                                                  2000        1999
                                                                                ---------   --------
                                                                        (In thousands, except per share data)
Numerator:
     Net income                                                                 $  4,215    $  6,046
     Effect of dilutive securities:
       Interest expense, net of tax benefit on
         convertible debt issued in January 1999                                      --          10
                                                                                --------    --------
     Numerator for diluted earnings per share                                   $  4,215    $  6,056
                                                                                ========    ========

Denominator:
     Denominator for basic earnings per share                                     42,800      46,361
     Effect of dilutive securities:
       Convertible debt issued in January 1999                                        --         208
       Options to purchase common stock                                              573       1,078
                                                                                --------    --------
     Denominator for diluted earnings per share                                   43,373      47,647
                                                                                ========    ========

Earnings per share (basic and diluted)                                          $   0.10    $   0.13
                                                                                ========    ========

Antidilutive securities not included
     in the diluted earnings per share computation:

    Options to purchase common stock                                               1,531       1,379
    Exercise prices                                                             $   8.44    $  10.56
                                                                                    to          to
                                                                                $  30.81    $  30.81

    Convertible subordinated debt                                               $115,000    $115,000
    Conversion price                                                            $  30.25    $  30.25

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

Note 6--Segment Information:

The following table presents the Company's revenues and earnings (loss) before interest and taxes by segment:

                                       Earnings (loss)
                                       before interest
                          Net Sales    and income taxes
                          ---------    ----------------
                               (In thousands)

First Quarter 2000
   North America          $131,574        $  9,583
   Other segments           18,897              84
                          --------        --------
         Total            $150,471        $  9,667
                          ========        ========

First Quarter 1999
   North America          $135,549        $ 13,034
   Other segments           17,032            (927)
                          --------        --------
         Total            $152,581        $ 12,107
                          ========        ========

Note 7--Repurchase of Common Stock:

Prior to fiscal 2000, the Company under authorization from its Board of Directors, repurchased 12.8 million shares at a cost of $95.1 million. In March 2000, the Board of Directors modified its authorization to allow for additional share repurchases (from March 2000 forward) of up to $60 million. The repurchase program authorizes management, at its discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options are based on management's assessment of the Company's capital structure and liquidity, the market price of the Company's common stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors. During the first quarter of fiscal 2000, the Company did not repurchase any shares, however, subsequent to April 29, 2000 through June 12, 2000 the Company repurchased an additional 1.8 million shares at a cost of $13.2 million. Since the inception of the stock repurchase program, the Company has repurchased 14.7 million shares at a cost of $108 million.

Note 8--Litigation, Claims and Assessment Contingencies:

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

In January 1997, a class action securities lawsuit was filed against the Company and certain of its executive officers in the U.S. District Court of the Southern District of Florida. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES and misleading statements regarding the Company's business performance and prospects. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be predicted, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

There are no other significant legal proceedings pending against the Company.

Note 9--Subsequent Events:

On June 1, 2000 the Company completed the acquisition of Watch World International, Inc., a national chain of 119 specialty watch stores and operator of WatchWorld.com, based in New York, New York. The purchase price was $30.1 million, consisting of 1.3 million shares of the Company's common stock, $9.1 million in cash and the assumption of debt. The acquisition was accounted for under the purchase method of accounting.

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the existing BankBoston facility, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of Directors. Borrowings under the new facility bear interest at a floating rate ranging from
(a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test.

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

Merchandising, Concentration of Suppliers and Potential Impact of Consolidation of Sunglass/Watch Manufacturing Industry. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. The inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In fiscal 1999, Luxottica (including RayBan, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 24.6% and 23.9%, respectively, of the Company's total merchandise purchases. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray Ban, Revo, Killer Loop, Arnette and other brands). There can be no assurance that this transaction or other vendor consolidations or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is also increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Accordingly, there can be no assurance that the Company will not be subject to increasing limitations on product returns in the future.

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

Risks of New Specialty Store Concepts, Distribution Channels and International Operations. The Company's growth plans include expansion of recently developed specialty store concepts and may include the future development of additional concepts. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and during fiscal 1999 initiated a roll-out of combination sunglass and watch stores ("Combo stores"). During the first three months of fiscal 2000, the Company has converted and/or opened 51 Combo store locations and as of April 29, 2000 the Company operated 246 Combo stores. Additionally, the Company is planning on converting and/or opening approximately 200 additional Combo store locations during the balance of fiscal 2000. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that the Company's recently developed specialty store concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein. Additionally, the Company's growth plans may include the development and expansion of additional specialty store concepts, and there can be no assurance that any newly developed specialty store concepts will achieve sales and profitability levels that justify the investment therein.

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

Internet sales will not cannibalize sales from the Company's store locations and mail order operations. Lastly, there can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein.

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

Company will be able to consummate acquisitions on satisfactory terms or that any acquired operations (such as the Company's recently completed Watch World acquisition) will be successfully integrated.

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

General

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses with approximately 1,900 locations worldwide. During fiscal 1996, the Company initiated an additional specialty store concept, Watch Station and on June 1, 2000 acquired Watch World International Inc., a national chain of 119 specialty watch stores. Additionally, during fiscal 1999, the Company initiated a rollout of a new store concept that combines sunglasses and watches in a unified format ("combo stores"). The Company has continued to expand this concept in fiscal 2000 with the opening or conversion of 51 stores in the first quarter of fiscal 2000. Since opening its first kiosk in Miami, Florida in 1971, the Company has grown rapidly, both through internal expansion and acquisitions, increasing from 873 stores as of fiscal yearend 1993 to 1,870 locations including 1,514 specialty sunglass locations, 110 specialty watch locations and 246 combination sunglass and watch stores as of April 29, 2000.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements (ii) capital expenditure requirements for new store additions/conversions, e-commerce and other systems requirements and (iii) common stock repurchases, as authorized by the Company's Board of Directors. As of June, 2000, the Company's long-term liquidity requirements related principally to the maturity of its new revolving credit facility with Fleet National Bank in May 2003, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion/conversion.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

As of the end of the quarter, the Company had a revolving credit facility with BankBoston Retail Finance, Inc. ("BankBoston") which included a borrowing availability of up to $65 million depending on inventory levels, and a supplemental borrowing component, amounts of which vary depending on the period the borrowings are outstanding. As of April 29, 2000, the Company's borrowing base was approximately $56.0 million and the Company was entitled to borrow up to an additional $10.0 million under the supplemental component of its facility. The credit facility included up to $10.0 million in letters of credit. Borrowings under the BankBoston credit facility bore interest at a floating rate equal to, at the Company's option, (a) the prime rate or (b) LIBOR plus 2.0%. The facility was secured with a first priority lien and security interest in substantially all assets.

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the existing BankBoston facility, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of Directors. Borrowings under the new facility bear interest at a floating rate ranging from
(a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test.

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." At April 29, 2000 the Company had outstanding borrowings under its credit facility of $46.2 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $17.6 million for the first three months of fiscal 2000 compared to $19.5 million for the same period in fiscal 1999. The difference between the Company's net income and operating cash flow in fiscal 2000 was primarily attributable to the reduction in inventory, non-cash charges for depreciation and amortization, and changes in other current assets and accounts payable.

Net cash used in investing activities was $6.8 million for the first three months of fiscal 2000 compared to $6.1 million for the same period in fiscal 1999. Investing cash flows reflect capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash used in financing activities was $6.4 million for the first three months of fiscal 2000 compared to $11.3 million for the same period in fiscal 1999. Financing cash flows reflect the net reduction in the amounts outstanding under the Company's revolving credit facility.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of approximately 80 store locations in fiscal 2000 as well as the conversion/renovation of existing stores and required systems enhancements, and amounts associated with the Company's common stock repurchase program and other working capital requirements, through at least the next twelve months.

Results of Operations

Quarter Ended April 29, 2000 Compared to Quarter Ended May 1, 1999

Net sales decreased $2.1 million, or 1.4%, to $150.5 million during the quarter ended April 29, 2000 compared to $152.6 million for the same period of fiscal 1999. This overall decrease reflects a decrease of $7.7 million for sales lost due to store closures during fiscal 1999 and 2000 offset by sales increases from new stores opened during the first quarter of fiscal 2000 (and fiscal 1999 to the extent not reflected in comparable store sales) of $5.2 million, and an increase in comparable store sales of 0.3% (accounting for an increase of approximately $.4 million).

Gross profit decreased $2.4 million, or 3.8%, to $61.2 million during the quarter April 29, 2000 compared to $63.6 million for the same period of fiscal 1999, primarily due to the decrease in net sales. As a percentage of net sales, gross profit decreased 1.1 percentage points to 40.6% for the quarter ended April 29, 2000 from 41.7% for the same period of fiscal 1999. Gross profit as a percentage of sales decreased in the quarter ended April 29, 2000 primarily due to higher occupancy and buying expenses as a percentage of sales due to the overall decline in sales as well as slightly lower gross merchandise margins due to watch sales becoming a higher percentage of net sales (watch sales typically have lower margins than sunglasses).

Operating expenses decreased $500,000, or 1.1%, during the quarter ended April 29, 2000 compared to the same period of fiscal 1999. As a percentage of net sales, operating expenses increased 0.1 percentage points to 29.3% during the quarter ended April 29, 2000 compared to 29.2% for the same period in 1999. Operating expenses as a percentage of net sales increased mainly due to the overall decline in sales.

Depreciation and leasehold amortization expense increased $485,000, or 7.7%, to $6.8 million during the quarter ended April 29, 2000 compared to $6.3 million for the same period of fiscal 1999, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Interest expense increased $697,000 to $2.8 million for the quarter ended April 29, 2000, compared to $2.1 million for the same period last year due to an increase in average

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

outstanding borrowings which was substantially related to the Company's repurchase of shares during fiscal 1999.

The Company reported net income of $0.10 per share, or $4.2 million, during the quarter ended April 29, 2000 compared to net income of $0.13 per share, or $6.0 million for the same period of fiscal 1999.

Seasonality and Quarterly Results

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months).

The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company, the timing of store closures or acquisitions, as well as other factors.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K

(a)     Exhibits

           10.11 Revolving Credit Agreement with Fleet National Bank and other lenders named therein, dated as of May 18, 2000(1)

           27       Financial Data Schedule(1)

        ---------------
        (1)  Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended April 29, 2000.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SUNGLASS HUT INTERNATIONAL, INC.

Date:  June 12, 2000                By: /s/ John X. Watson
                                        --------------------------------------
                                        John X. Watson
                                        President, Chief Executive Officer and
                                        Director
                                        (principal executive officer)

Date:  June 12, 2000                By: /s/ Larry G. Petersen
                                        --------------------------------------
                                        Larry G. Petersen
                                        Senior Vice President-Finance
                                        and Chief Financial Officer
                                        (principal financial officer)

Date:  June 12, 2000                By: /s/ George L. Pita
                                        --------------------------------------
                                        George L. Pita
                                        Vice President-Finance
                                        (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
  10.11         Revolving Credit Agreement with Fleet National Bank and
                other lenders named therein, dated as of May 18, 2000(1)

  27            Financial Data Schedule