Form 10-Q
period 2000-07-29
SUNGLASS HUT INTERNATIONAL INC
filed 2000-09-12
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 40,140,955 (as of September 11, 2000).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
                          PART I--FINANCIAL INFORMATION

ITEM 1.         Financial Statements

       Consolidated Balance Sheets as of July 29, 2000 (Unaudited)
       and January 29, 2000...................................................................................   3

       Consolidated Statements of Income for the Thirteen Weeks Ended July 29, 2000
       and July 31, 1999 (Unaudited)..........................................................................   4

       Consolidated Statements of Income for the Twenty-Six Weeks Ended July 29, 2000
       and July 31, 1999 (Unaudited)..........................................................................   5

       Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2000
       and July 31, 1999 (Unaudited)..........................................................................   6

       Notes to Consolidated Financial Statements (Unaudited).................................................   8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.........................................................................................  14

ITEM 4.    Submission of Matters to a Vote of Security Holders................................................  23


                      PART II--OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................  23
           Signatures.........................................................................................  24

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                          PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                      July 29,            January 29,
                                                                                        2000                  2000
                                                                                   ----------------      ---------------
                                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $       11,402        $       9,732
   Accounts receivable                                                                      5,770                4,696
   Inventory                                                                              107,574               99,212
   Prepaid rent                                                                             7,129                7,366
   Other current assets                                                                    11,619               11,497
                                                                                   ----------------      ---------------
                    Total current assets                                                  143,494              132,503

PROPERTY AND EQUIPMENT, net                                                               117,270              108,187

COST IN EXCESS OF NET ASSETS OF
   ACQUIRED BUSINESSES, net                                                                42,335               24,842

OTHER ASSETS                                                                               24,783               17,971
                                                                                   ----------------      ---------------
                    Total assets                                                   $      327,882        $     283,503
                                                                                   ================      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $       43,461        $      33,981
   Accrued expenses                                                                        55,111               39,179
                                                                                   ----------------      ---------------
                    Total current liabilities                                              98,572               73,160

LONG-TERM DEBT, net of current portion                                                    179,121              166,196
                                                                                   ----------------      ---------------
                    Total liabilities                                                     277,693              239,356
                                                                                   ----------------      ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                                               409                  427
   Additional paid-in capital                                                              61,400               78,179
   Accumulated deficit                                                                     (7,200)             (29,965)
   Accumulated other comprehensive loss                                                    (4,420)              (4,494)
                                                                                   ----------------      ---------------
                    Total stockholders' equity                                             50,189               44,147
                                                                                   ----------------      ---------------
                    Total liabilities and stockholders' equity                     $      327,882        $     283,503
                                                                                   ================      ===============


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                            --------------------------------------
                                                                               July 29,               July 31,
                                                                                 2000                  1999
                                                                            ---------------      -----------------
Net sales                                                                   $     206,034        $     199,620
Cost of goods sold, occupancy and buying expenses                                 114,167              109,951
                                                                            ---------------      -----------------
         Gross profit                                                              91,867               89,669
                                                                            ---------------      -----------------
Selling, general and administrative expenses:
   Operating expenses                                                              50,425               47,364
   Depreciation and leasehold amortization                                          7,080                6,450
   Amortization of cost in excess of net assets of acquired businesses                611                  503
                                                                            ---------------      -----------------
                                                                                   58,116               54,317
                                                                            ---------------      -----------------
         Earnings from operations before interest and income taxes                 33,751               35,352
Interest expense                                                                    3,393                1,836
                                                                            ---------------      -----------------
         Earnings from operations before income taxes                              30,358               33,516

Provision for income taxes                                                         11,809               12,973
                                                                            ---------------      -----------------
         Net income                                                         $      18,549        $      20,543
                                                                            ===============      =================

Earnings per share:
   Basic                                                                    $        0.44        $        0.44
                                                                            ===============      =================
   Diluted                                                                  $        0.43        $        0.42
                                                                            ===============      =================

Weighted average shares outstanding:
   Basic                                                                           41,731               46,600
                                                                            ===============      =================
   Diluted                                                                         45,881               48,378
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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                             Twenty-Six Weeks Ended
                                                                                       --------------------------------
                                                                                          July 29,           July 31,
                                                                                            2000               1999
                                                                                       --------------     -------------
Net sales                                                                              $    356,505       $    352,199
Cost of goods sold, occupancy and buying expenses                                           203,487            198,959
                                                                                       --------------     -------------
        Gross profit                                                                        153,018            153,240
                                                                                       --------------     -------------
Selling, general and administrative expenses:

   Operating expenses                                                                        94,539             91,978
   Depreciation and leasehold amortization                                                   13,901             12,785
   Amortization of cost in excess of net assets of acquired businesses                        1,159              1,016
                                                                                       --------------     -------------
                                                                                            109,599            105,779
                                                                                       --------------     -------------

        Earnings from operations before interest and income taxes                            43,419             47,461
Interest expense                                                                              6,205              3,953
                                                                                       --------------     -------------

        Earnings from operations before income taxes                                         37,214             43,508
Provision for income taxes                                                                   14,449             16,919
                                                                                       --------------     -------------

        Net income                                                                     $     22,765       $     26,589
                                                                                       ==============     =============

Earnings per share:
  Basic                                                                                $       0.54       $       0.57
                                                                                       ==============     =============
  Diluted                                                                              $       0.53       $       0.55
                                                                                       ==============     =============

Weighted average shares outstanding:
  Basic                                                                                      42,266             46,480
                                                                                       ==============     =============
  Diluted                                                                                    42,726             48,012
                                                                                       ==============     =============


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Twenty-Six Weeks Ended
                                                                                   --------------------------------------
                                                                                       July 29,             July 31,
                                                                                         2000                 1999
                                                                                   -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $       22,765        $      26,589
                                                                                   -----------------     ----------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        15,060               13,801
      Accretion of debt discount                                                              197                  187
      Changes in operating assets and liabilities, net of effect of acquisitions -
            Changes in assets:
             Accounts receivable                                                             (651)              (3,205)
             Inventory                                                                       (945)             (11,039)
             Prepaid rent                                                                   1,028                  367
             Other current assets                                                            (122)              (1,923)
             Other assets                                                                    (149)                (647)
             Changes in liabilities:
             Accounts payable                                                               2,956                6,574
             Accrued expenses                                                              11,320               13,978
                                                                                   -----------------     ----------------
                                                                                           28,694               18,093
                                                                                   -----------------     ----------------
            Net cash provided by continuing operations                                     51,459               44,682
            Net cash used in discontinued operations                                          (38)                (924)
                                                                                   -----------------     ----------------
            Net cash provided by operating activities                                      51,421               43,758
                                                                                   -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (14,675)             (16,382)
   Acquisition of business                                                                (21,835)                   -
                                                                                   -----------------     ----------------
            Net cash used in investing activities                                         (36,510)             (16,382)
                                                                                   -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                             294,092               55,791
   Principal payments on revolving credit facilities                                     (281,364)             (74,251)
   Principal payments on long-term debt                                                         -                 (125)
   Payments for stock repurchases and retirements                                         (25,141)              (1,722)
   Payment of deferred financing costs                                                     (1,657)                  --
   Proceeds from exercise of stock options                                                    307                2,584
                                                                                   -----------------     ----------------
            Net cash used in financing activities                                         (13,763)             (17,723)
                                                                                   -----------------     ----------------
   Effect of exchange rate changes on cash and cash equivalents                               522                 (974)
                                                                                   -----------------     ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,670                8,679

CASH AND CASH EQUIVALENTS, beginning of period                                              9,732                5,007
                                                                                   -----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                           $       11,402        $      13,686
                                                                                   =================     ================


                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (In Thousands)
                                   (Unaudited)

                                                                                          Twenty-Six Weeks Ended
                                                                                   --------------------------------------
                                                                                       July 29,             July 31,
                                                                                         2000                 1999
                                                                                   -----------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -

      Interest                                                                     $        5,904        $       3,692
                                                                                   =================     ================
      Income taxes                                                                 $        4,420        $       4,280
                                                                                   =================     ================


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1--General:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 29, 2000 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and twenty-six weeks ended July 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001.

Note 2--Acquisition of Watch World International, Inc.

On June 1, 2000, the Company acquired all of the outstanding shares of Watch World International, Inc. ("Watch World"), a national chain of 118 specialty watch stores and operator of WatchWorld.com, based in New York, New York. The purchase price was approximately $30.1 million, consisting of $10.5 million in cash, 1.3 million shares of the Company's common stock valued at $7.4 million, 142,000 warrants to purchase the Company's common stock valued at $248,000, assumed debt of $11.7 million which was subsequently retired, and acquisition costs of approximately $250,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Watch World are included in the Company's consolidated results of operations from the date of acquisition. The excess of purchase price over the fair value of net assets acquired of approximately $18.9 million has been recorded as cost in excess of net assets of acquired businesses and will be amortized over 25 years. The allocation of purchase price related to the acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments. The pre-acquisition results of operations of Watch World were not material to the Company's results of operations.

In connection with the acquisition of Watch World, the Company adopted a plan for the closure of approximately 25 Watch World locations. The charges to be incurred in connection with these store closures consist of approximately $875,000 for lease exit and other incremental exit costs. These costs were included in the allocation of the purchase price and are included in accrued expenses in the accompanying consolidated balance sheets. The amounts accrued are based on preliminary assessments, and any adjustments to the accrual will result in an adjustment to the cost of the acquisition. The Company expects the store closures to be completed by fiscal 2001.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 3--Accrued Restructuring Expenses:

In prior years, the Company recorded accrued restructuring expenses of $28.2 million related to its restructuring plans which were substantially completed in fiscal 1999. As of July 29, 2000, remaining accrued restructuring expenses, which is included in accrued expenses in the accompanying consolidated balance sheets, totaled $404,000 and were comprised of liabilities for remaining lease exit costs related to stores closed during the completion of the restructuring plans. During the second quarter of fiscal 2000, $72,000 of the accrual for restructuring expenses was utilized for the payment of lease exit costs related to store closings completed under the restructuring plans. Additionally, as the Company continued to finalize the lease exit costs for stores closed in the plans, it was determined that a reversal of previously accrued restructuring expenses of $152,000 was required. This amount is included in operating expenses in the accompanying statements of income.

Note 4--Revolving Credit Facility

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the previous credit facility with BankBoston, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of Directors. Borrowings under the new facility bear interest at a floating rate ranging from (a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test. The credit facility has certain restrictive covenants, which include the maintenance of minimum net worth and certain key ratios. As of July 29, 2000, the Company had outstanding borrowings under the credit facility of $65.4 million and was in compliance with the covenants of this facility.

Note 5--Comprehensive Income:

Total comprehensive income consists of the following:

                                                      Thirteen Weeks Ended:
                                                --------------------------------
                                                July 29, 2000     July 31, 1999
                                                --------------    --------------
                                                         (In thousands)

     Net income                                 $    18,549       $    20,543
     Foreign currency translation adjustment           (638)               16
                                                --------------    --------------
            Total comprehensive income          $    17,911       $    20,559
                                                ==============    ==============

                                                     Twenty-Six Weeks Ended
                                                --------------------------------
                                                July 29, 2000     July 31, 1999
                                                --------------    --------------
                                                         (In thousands)

     Net income                                 $    22,765       $    26,589
     Foreign currency translation adjustment             74              (396)
                                                --------------    --------------
            Total comprehensive income          $    22,839       $    26,193
                                                ==============    ==============

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 6--Earnings per Share:

Basic and diluted earnings per share is computed as follows:

                                                                                  Thirteen Weeks Ended
                                                                            ----------------------------------
                                                                               July 29,           July 31,
                                                                                 2000               1999
                                                                            --------------    ----------------
                                                                                 (In thousands, except per
                                                                                       share data)
         Numerator:
              Net income                                                    $     18,549      $     20,543
              Effect of dilutive securities:
                Interest expense, net of tax benefit on
                  5 1/4% convertible debt                                          1,004                 -
                Interest expense, net of tax benefit on
                  convertible debt issued in January 1999                              -                10
                                                                            --------------    ----------------
              Numerator for diluted earnings per share                      $     19,553      $     20,553
                                                                            ==============    ================


         Denominator:
              Denominator for basic earnings per share                            41,731            46,600
              Effect of dilutive securities:
                5 1/4% convertible debt                                            3,802                 -
                Convertible debt issued in January 1999                                -               208
                Options to purchase common stock                                     348             1,570
                                                                            --------------    ----------------
              Denominator for diluted earnings per share                          45,881            48,378
                                                                            ==============    ================

         Earnings per share:
              Basic                                                         $       0.44      $       0.44
                                                                            ==============    ================
              Diluted                                                       $       0.43      $       0.42
                                                                            ==============    ================

         Antidilutive securities not included in the diluted earnings per share computation:

             Options and warrants to purchase
                common stock                                                       2,526                92
             Exercise prices                                                $       8.25      $      17.06
                                                                                     to                to
                                                                            $      13.44      $      30.81

             Convertible subordinated debt                                  $          -      $    115,000
             Conversion price                                               $          -      $      30.25

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 6--Earnings per Share--(Continued):

                                                                                Twenty-Six Weeks Ended
                                                                          -----------------------------------
                                                                             July 29,            July 31,
                                                                               2000               1999
                                                                          ---------------    ----------------
                                                                                (In thousands, except per
                                                                                       share data)
        Numerator:
             Net income                                                   $     22,765       $    26,589
             Effect of dilutive securities:
               Interest expense, net of tax benefit on
                 convertible debt issued in January 1999                             -                20
                                                                          ---------------    ----------------
             Numerator for diluted earnings per share                     $     22,765       $    26,609
                                                                          ===============    ================

        Denominator:
             Denominator for basic earnings per share                           42,266            46,480
             Effect of dilutive securities:
               Convertible debt issued in January 1999                               -               208
               Options to purchase common stock                                    460             1,324
                                                                          ---------------    ----------------
             Denominator for diluted earnings per share                         42,726            48,012
                                                                          ===============    ================

        Earnings per share:
                 Basic                                                    $       0.54       $      0.57
                                                                          ===============    ================
                 Diluted                                                  $       0.53       $      0.55
                                                                          ===============    ================

        Antidilutive securities not included in the diluted earnings per share computation:

            Options and warrants to purchase common stock                        2,029               736
            Exercise prices                                               $       8.25       $     10.56
                                                                                   to                to
                                                                          $      30.81       $     30.81

            Convertible subordinated debt                                 $    115,000       $   115,000
            Conversion price                                              $      30.25       $     30.25


Note 7--Recent Accounting Pronouncement - Financial Instruments:

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," deferring the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to the first fiscal quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In the opinion of the Company's management, adoption of this new accounting standard will not have a material impact, as the Company currently has no such instruments.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 8--Segment Information:

The following table presents the Company's revenues and earnings from operations before interest and income taxes by geographic segment:

                                                              Earnings from
                                                            operations before
                                                              interest and
                                         Net sales            income taxes
                                     ------------------    --------------------
                                                  (In thousands)

        Thirteen Weeks Ended
           July 29, 2000
           North America             $      185,110        $        32,538
           Other segments                    20,924                  1,213
                                     ------------------    --------------------
                 Total               $      206,034        $        33,751
                                     ==================    ====================

        Thirteen Weeks Ended
           July 31, 1999
           North America             $      177,576        $        34,349
           Other segments                    22,044                  1,003
                                     ------------------    --------------------
                 Total               $      199,620        $        35,352
                                     ==================    ====================

                                                              Earnings from
                                                            operations before
                                                              interest and
                                         Net sales            income taxes
                                     ------------------    --------------------
                                                  (In thousands)

        Twenty-Six Weeks Ended
           July 29, 2000
           North America             $      316,684        $        42,121
           Other segments                    39,821                  1,298
                                     ------------------    --------------------
                 Total               $      356,505        $        43,419
                                     ==================    ====================

        Twenty-Six Weeks Ended
           July 31, 1999
           North America             $      313,125        $        47,289
           Other segments                    39,074                    172
                                     ------------------    --------------------
                 Total               $      352,199        $        47,461
                                     ==================    ====================


Note 9--Repurchase of Common Stock:

Prior to fiscal 2000, the Company, under authorization from its Board of Directors, repurchased 12.8 million shares at a cost of $95.1 million. In March 2000, the Board of Directors modified its authorization to allow for additional share repurchases (from March 2000 forward) of up to $60.0 million. The repurchase program authorizes management, at its discretion, to make purchases from time to time on the open market or in privately negotiated transactions, as well as to sell put options. Stock repurchases and sales of put options are based on management's assessment of the Company's capital structure and liquidity, the market price of the Company's common stock compared to management's assessment of its underlying value, as well as regulatory, accounting and other factors.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 9--Repurchase of Common Stock--(Continued):

During the first half of fiscal 2000, the Company repurchased 3.3 million shares at a cost of $25.1 million, and subsequent to July 29, 2000 and through September 11, 2000 the Company repurchased an additional 855,800 shares at a cost of $6.2 million. Since the inception of the stock repurchase program, the Company has repurchased 17.0 million shares at a cost of $126.5 million.

Note 10--Litigation, Claims and Assessment Contingencies:

In October 1999, a class action lawsuit was filed against the Company in the United States District court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. The Company believes that the outcome of the litigation will not have a material adverse effect on the Company's operating results.

In January 1997, a class action securities lawsuit was filed against the Company and certain of its executive officers in the U.S. District Court of the Southern District of Florida. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements regarding the Company's business performance and prospects. The Company believes that the lawsuit has no basis, and intends to vigorously defend the action. Although the ultimate outcome of the litigation cannot be predicted, management does not believe the outcome of the litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

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

Merchandising, Concentration of Suppliers and Potential Impact of Consolidation of Sunglass/Watch Manufacturing Industry. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. The inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In the first half of fiscal 2000, Luxottica (including RayBan, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 20.4% and 30.3%, respectively, of the Company's total merchandise purchases. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray Ban, Revo, Killer Loop, Arnette, Giorgio Armani and other brands). There can be no assurance that this transaction or other vendor consolidations or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is also increasingly subject to the risk of changing fashion trends, and the demand for certain styles can change. Accordingly, there can be no assurance that the Company will not be subject to increasing limitations on product returns in the future.

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

Risks of New Specialty Store Concepts, Distribution Channels and International Operations. The Company's growth plans include expansion of recently developed specialty store concepts and may include the future development of additional concepts. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and during fiscal 1999 initiated a rollout of combination sunglass and watch stores ("Combo stores"). During the first half of fiscal 2000, the Company converted and/or opened 126 Combo store locations and as of July 29, 2000 the Company operated a total of 321 Combo stores worldwide. Additionally, the Company is planning on converting and/or opening approximately 80 - 90 additional Combo store locations during the balance of fiscal 2000. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that the Company's recently developed specialty store concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein. Additionally, the Company's growth plans may include the development and expansion of additional specialty store concepts, and there can be no assurance that any newly developed specialty store concepts will achieve sales and profitability levels that justify the investment therein.

The Company's planned expansion of its e-commerce activity subjects the Company to numerous risks of entering new distribution channels, including unanticipated operating problems and start-up costs, lack of experience and customer acceptance and significant competition from existing and new retailers. In addition, the use of the Internet to sell goods and services has developed only recently, and there can be no assurance that a sufficiently large number of consumers will begin to use the Internet as a medium of commerce. Moreover there can be no assurance that Internet sales will not cannibalize sales from the Company's store locations and mail order

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

operations. Lastly, there can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein.

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

Ability to Manage Growth. The Company has opened or converted to Combos a significant number of new locations in the past several years. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover, there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores and convert selected existing stores into a new Combo store format on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites and/or obtain suitable use clause changes on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new or converted stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new or converted locations or concepts will not cannibalize sales at existing locations.

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

Seasonality. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third quarter of each fiscal year (and to a lesser extent, during the first and fourth quarters of each year) and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including adverse weather conditions particularly during any of its peak selling seasons, the timing of store openings and closings, and the timing of sales contributed by new stores and new concepts such as Combo stores and new distribution channels, such as the Internet.

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

General

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses and one of the world's largest specialty retailers of popular price ($50 - $500) watches with approximately 2,000 locations worldwide. The Company's stores operate under the Sunglass Hut International and Watch Station International tradenames. On June 1, 2000 the Company acquired Watch World International Inc., a national chain of 118 specialty watch stores. Additionally, during fiscal 1999, the Company initiated a rollout of a new store concept that combines sunglasses and watches in a unified format ("Combo stores"). The Company has continued to expand this concept in fiscal 2000 with the opening or conversion of 126 stores in the first half of fiscal 2000. As of July 29, 2000, the Company operated 1,980 locations including 1,431 specialty sunglass locations, 228 specialty watch locations and 321 Combo locations.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for (i) working capital to support its inventory requirements (ii) capital expenditure requirements for new store additions/conversions, e-commerce and other systems requirements and (iii) common stock repurchases, as authorized by the Company's Board of Directors. The Company's long-term liquidity requirements relate principally to the maturity of its new revolving credit facility with Fleet National Bank in May 2003, the maturity of its $115 million convertible subordinated Notes in June 2003, operating lease commitments and continued store expansion/conversion.

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the previous BankBoston facility, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

Directors. Borrowings under the new facility bear interest at a floating rate ranging from (a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test. The credit facility has certain restrictive covenants, which include the maintenance of minimum net worth and certain key ratios. As of July 29, 2000, the Company was in compliance with the covenants of this facility.

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in advance of the Company's highest sales periods. See "Seasonality and Quarterly Results." At July 29, 2000 the Company had outstanding borrowings under its credit facility of $65.4 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $51.4 million for the first six months of fiscal 2000 compared to $43.8 million for the same period in fiscal 1999. The difference between the Company's net income and operating cash flow in fiscal 2000 was primarily attributable to non-cash charges for depreciation and amortization and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $36.5 million for the first six months of fiscal 2000 compared to $16.4 million for the same period in fiscal 1999. Investing cash flows for fiscal 2000 reflect the acquisition of Watch World, capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash used in financing activities was $13.8 million for the first six months of fiscal 2000 compared to $17.7 million for the same period in fiscal 1999. Financing cash flows for fiscal 2000 reflect the payments for stock repurchases of $25.1 million, partially offset by the net increase in the amounts outstanding under the Company's revolving credit facility of $12.7 million.

Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, will be sufficient to fund estimated capital expenditures associated with the Company's planned opening of store locations as well as the conversion/renovation of existing stores and required systems enhancements, and amounts associated with the Company's common stock repurchase program and other working capital requirements, through at least the next twelve months.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

Results of Operations

Quarter Ended July 29, 2000 Compared to Quarter Ended July 31, 1999

The Company reported net income of $0.43 per diluted share, or $18.5 million, during the quarter ended July 29, 2000 compared to net income of $0.42 per share, or $20.5 million for the same period of fiscal 1999. The Company's earnings for the quarter ended July 29, 2000 include two unique items, (1) a $0.03 loss per share from Watch World, reflecting operating results subsequent to the June 1, 2000 acquisition; and (2) a $0.01 loss per share impact due to an accounting requirement, which assumes conversion of the Company's existing
5 1/4% convertible debt.

Net sales increased $6.4 million, or 3.2%, to $206.0 million during the quarter ended July 29, 2000 compared to $199.6 million for the same period of fiscal 1999. This increase reflects sales from new stores opened during the second quarter of fiscal 2000 (and fiscal 1999 to the extent not reflected in comparable store sales) of $6.6 million, an increase in comparable store sales of 2.7% (accounting for an increase of approximately $5.1 million) and sales from the Company's newly acquired Watch World stores of $6.8 million, offset by a decrease of $12.1 million for sales lost due to store closures during fiscal 1999 and 2000.

Gross profit increased $2.2 million, or 2.5%, to $91.9 million during the quarter ended July 29, 2000 compared to $89.7 million for the same period of fiscal 1999, primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased 0.3 percentage points to 44.6% for the quarter ended July 29, 2000 from 44.9% for the same period of fiscal 1999. Gross profit as a percentage of sales decreased in the quarter ended July 29, 2000 primarily due to a higher percentage of watch sales (watch sales typically have lower margins than sunglasses).

Operating expenses increased $3.1 million, or 6.5%, to $50.4 million during the quarter ended July 29, 2000 compared to $47.4 million during the same period of fiscal 1999. As a percentage of net sales, operating expenses increased 0.8 percentage points to 24.5% during the quarter ended July 29, 2000 compared to 23.7% for the same period in 1999 primarily due to the seasonal nature of the newly acquired Watch World business, as well as duplicative and transitional expenses incurred in connection with the acquisition. Excluding the operating expenses related to Watch World, the Company's operating expenses as a percentage of net sales during the quarter remained generally consistent with the same period in fiscal 1999.

Depreciation and leasehold amortization expense increased $630,000, or 9.8%, to $7.1 million during the quarter ended July 29, 2000 compared to $6.5 million for the same period of fiscal 1999, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

Amortization of cost in excess of net assets of acquired business increased $108,000, or 21.5%, to $611,000 during the quarter ended July 29, 2000 compared to $503,000 for the same period of fiscal 1999 due to the acquisition of Watch World.

Interest expense increased $1.6 million to $3.4 million for the quarter ended July 29, 2000, compared to $1.8 million for the same period of fiscal 1999 due to an increase in average outstanding borrowings which was substantially related to the acquisition of Watch World, as well as the Company's repurchase of shares during fiscal years 1999 and 2000.

First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999

The Company reported net income of $0.53 per diluted share, or $22.8 million, during the first six months of fiscal 2000 compared to net income of $0.53 per diluted share, or $26.6 million for the same period of fiscal 1999. The Company's earnings for the first six months of fiscal 2000 include a $0.03 loss per share from Watch World, reflecting operating results subsequent to the June 1, 2000 acquisition.

Net sales increased $4.3 million, or 1.2%, to $356.5 million during the first six months of fiscal 2000 compared to $352.2 million for the same period of fiscal 1999. This increase reflects sales from new stores opened during the first six months of fiscal 2000 (and fiscal 1999 to the extent not reflected in comparable store sales) of $11.8 million, an increase in comparable store sales of 1.7% (accounting for approximately $5.5 million of this increase), sales from the Company's newly acquired Watch World stores of $6.8 million, offset by a decrease of $19.8 million for sales lost due to store closures during fiscal 1999 and 2000.

Gross profit decreased $222,000, or 0.1%, to $153.0 million during the first six months of fiscal 2000 compared to $153.2 million for the same period of fiscal 1999. As a percentage of net sales, gross profit decreased 0.6% to 42.9% for the first six months of fiscal 2000 from 43.5% for the same period of fiscal 1999, primarily due to a higher percentage of watch sales (watch sales typically have lower margins than sunglasses).

Operating expenses increased $2.6 million, or 2.8% to $94.5 million during the first six months of fiscal 2000 compared to $92.0 million for the same period of fiscal 1999. As a percentage of net sales, operating expenses increased 0.4% to 26.5% during the first six months of fiscal 2000 compared to 26.1% for the same period in 1999 primarily due to the seasonal nature of the newly acquired Watch World business, as well as duplicative and transitional expenses incurred in connection with the acquisition. Excluding the operating expenses related to Watch World, operating expenses as a percentage of net sales during the first six months of 2000 remained generally consistent with the same period in fiscal 1999.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--(Continued)

Depreciation and leasehold amortization expense increased $1.1 million, or 8.7% to $13.9 million during the first six months of fiscal 2000 compared to $12.8 million for the same period of fiscal 1999, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Amortization of cost in excess of net assets of acquired business increased $143,000, or 14.1%, to $1.2 million during the first six months of fiscal 2000 compared to $1.0 million for the same period of fiscal 1999 due to the acquisition of Watch World.

Interest expense increased $2.3 million to $6.2 million for the first six months of fiscal 2000, compared to $4.0 million for the same period of fiscal 1999 due to an increase in average outstanding borrowings during the period which was substantially related to the Company's acquisition of Watch World, as well as the repurchase of shares during fiscal years 1999 and 2000.

Seasonality and Quarterly Results

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter (reflecting increased demand for sunglasses during the spring and summer months).

The Company's results of operations may also fluctuate from quarter to quarter as a result of a variety of factors, including adverse weather conditions particularly during any of its peak selling seasons, the amount and timing of sales contributed by new stores, the integration of new stores into the operations of the Company, the timing of store closures or acquisitions, as well as other factors.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                           PART II--OTHER INFORMATION

ITEM 4--Submission of Matters to a Vote of Security Holders

On June 7, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting") for the following purposes:

         1. To elect two members to the Company's Board of Directors to hold office until the Company's 2003 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

         2. To transact such other business as may properly come before the Annual Meeting and any adjournments or postponements thereof.

The votes cast at the Annual Meeting were as follows:

1.       Election Directors:

         John H. Duerden -

                    For                      36,260,971
                    Withheld                 283,175

2.       John X. Watson -

                    For                      36,244,418
                    Withheld                 299,728


ITEM 6--Exhibits and Reports on Form 8-K

(a)  Exhibits

                    27       Financial Data Schedule(1)

---------------
     (1) Filed herewith.

(b) The Registrant filed a Form 8-K with the Securities and Exchange Commission on June 16, 2000. In this filing the Registrant disclosed that on June 1, 2000 it acquired all of the outstanding capital stock of Watch World Licensing Corp. ("Watch World"), a Delaware Corporation, pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated as of May 5, 2000 by and among the Registrant, Watch World and the stockholders of Watch World named therein. In consideration for the Watch World capital stock, the Registrant issued stock, warrants and paid cash to the stockholders of Watch World all as more fully described in the Purchase Agreement that is included as an exhibit to the Form 8-K.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SUNGLASS HUT INTERNATIONAL, INC.

Date:  September 12, 2000          By: /s/John X. Watson
                                       -----------------------------------------
                                       John X. Watson
                                       President, Chief Executive Officer and
                                       Director
                                       (principal executive officer)



Date:  September 12, 2000          By: /s/George L. Pita
                                       -----------------------------------------
                                       George L. Pita
                                       Vice President-Finance
                                       (chief accounting officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  27               Financial Data Schedule