Form 10-Q
period 2000-10-28
SUNGLASS HUT INTERNATIONAL INC
filed 2000-12-12
CIK 899240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 28, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 40,176,414 (as of December 6, 2000).

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
                          PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements

       Consolidated Balance Sheets as of October 28, 2000 (Unaudited)
       and January 29, 2000.............................................................................. 3

       Consolidated Statements of Operations for the Thirteen Weeks Ended October 28,
       2000 and October 30, 1999 (Unaudited)............................................................. 4

       Consolidated Statements of Operations for the Thirty-Nine Weeks Ended October 28,
       2000 and October 30, 1999 (Unaudited)............................................................. 5

       Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2000 and
       October 30, 1999 (Unaudited)...................................................................... 6

       Notes to Consolidated Financial Statements (Unaudited)............................................ 8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................................15


                           PART II--OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...............................................................25
          Signatures.....................................................................................26

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                          PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                         October 28,        January 29,
                                                                            2000               2000
                                                                        -------------      -------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $       7,237      $       9,732
   Accounts receivable                                                          3,799              4,696
   Inventory                                                                  112,307             99,212
   Prepaid rent                                                                 9,085              7,366
   Other current assets                                                        11,291             11,497
                                                                        -------------      -------------
                    Total current assets                                      143,719            132,503

PROPERTY AND EQUIPMENT, net                                                   117,018            108,187

COST IN EXCESS OF NET ASSETS OF
   ACQUIRED BUSINESSES, net                                                    41,601             24,842

OTHER ASSETS                                                                   24,544             17,971
                                                                        -------------      -------------
                    Total assets                                        $     326,882      $     283,503
                                                                        =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $      41,438      $      33,981
   Accrued expenses                                                            43,142             39,179
                                                                        -------------      -------------
                    Total current liabilities                                  84,580             73,160

LONG-TERM DEBT                                                                202,023            166,196
                                                                        -------------      -------------
                    Total liabilities                                         286,603            239,356
                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                                   401                427
   Additional paid-in capital                                                  55,411             78,179
   Accumulated deficit                                                         (9,799)           (29,965)
   Accumulated other comprehensive loss                                        (5,734)            (4,494)
                                                                        -------------      -------------
                    Total stockholders' equity                                 40,279             44,147
                                                                        -------------      -------------
                    Total liabilities and stockholders' equity          $     326,882      $     283,503
                                                                        =============      =============

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                -------------------------------------
                                                                                   October 28,          October 30,
                                                                                      2000                 1999
                                                                                ----------------     ----------------
Net sales                                                                       $        146,249     $        132,288
Cost of goods sold, occupancy and buying expenses                                         90,188               80,857
                                                                                ----------------     ----------------
         Gross profit                                                                     56,061               51,431
                                                                                ----------------     ----------------
Selling, general and administrative expenses:
   Operating expenses                                                                     47,695               45,017
   Depreciation and leasehold amortization                                                 8,206                6,546
   Amortization of cost in excess of net assets of acquired businesses                       712                  501
                                                                                ----------------     ----------------
                                                                                          56,613               52,064
                                                                                ----------------     ----------------

         Loss from operations before interest and income taxes                              (552)                (633)
Interest expense                                                                           3,703                2,017
                                                                                ----------------     ----------------

         Loss from operations before income taxes                                         (4,255)              (2,650)
Income tax benefit                                                                        (1,656)              (1,086)
                                                                                ----------------     ----------------

         Net loss                                                               $         (2,599)    $         (1,564)
                                                                                ================     ================

Loss per share (basic and diluted)                                              $          (0.06)    $          (0.03)
                                                                                ================     ================

Weighted average shares outstanding (basic and diluted)                                   40,389               45,907
                                                                                ================     ================


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Data)
                               (Unaudited)

                                                                                   Thirty-Nine Weeks Ended
                                                                                ----------------------------
                                                                                 October 28,     October 30,
                                                                                    2000            1999
                                                                                ------------    ------------
Net sales                                                                       $    502,754    $    484,487
Cost of goods sold, occupancy and buying expenses                                    293,675         279,816
                                                                                ------------    ------------
        Gross profit                                                                 209,079         204,671
                                                                                ------------    ------------
Selling, general and administrative expenses:
   Operating expenses                                                                142,234         136,995
   Depreciation and leasehold amortization                                            22,107          19,331
   Amortization of cost in excess of net assets of acquired businesses                 1,871           1,517
                                                                                ------------    ------------
                                                                                     166,212         157,843
                                                                                ------------    ------------

        Earnings from operations before interest and income taxes                     42,867          46,828
Interest expense                                                                       9,908           5,970
                                                                                ------------    ------------

        Earnings from operations before income taxes                                  32,959          40,858
Provision for income taxes                                                            12,793          15,833
                                                                                ------------    ------------

        Net income                                                              $     20,166    $     25,025
                                                                                ============    ============

Earnings per share:
  Basic                                                                         $       0.48    $       0.54
                                                                                ============    ============
  Diluted                                                                       $       0.48    $       0.52
                                                                                ============    ============

Weighted average shares outstanding:

  Basic                                                                               41,688          46,289
                                                                                ============    ============
  Diluted                                                                             42,148          47,752
                                                                                ============    ============


                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                               Thirty-Nine Weeks Ended
                                                                                          -------------------------------
                                                                                           October 28,       October 30,
                                                                                               2000             1999
                                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $      20,166     $      25,025
                                                                                          -------------     -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              23,978            20,848
      Accretion of debt discount                                                                    299               284
      Income tax benefit from the exercise of nonqualified stock options                            429             1,347
      Changes in operating assets and liabilities, net of effect of acquisitions -
            Changes in assets:
              Accounts receivable                                                                 1,320            (2,258)
              Inventory                                                                          (5,798)          (14,486)
              Prepaid rent                                                                         (928)              313
              Other current assets                                                                  206            (7,247)
              Other assets                                                                           (3)             (348)
            Changes in liabilities:
              Accounts payable                                                                      933             8,336
              Accrued expenses                                                                   (1,158)            3,636
                                                                                          -------------     -------------
                                                                                                 19,278            10,425
                                                                                          -------------     -------------
            Net cash provided by continuing operations                                           39,444            35,450
            Net cash used in discontinued operations                                                 (9)           (1,001)
                                                                                          -------------     -------------
            Net cash provided by operating activities                                            39,435            34,449
                                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (23,197)          (28,855)
   Acquisition of business                                                                      (21,835)               --
                                                                                          -------------     -------------
            Net cash used in investing activities                                               (45,032)          (28,855)
                                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under revolving credit facilities                                   206,725           119,100
   Principal payments on revolving credit facilities                                           (171,197)         (114,179)
   Principal payments on long-term debt                                                              --              (125)
   Payments for stock repurchases and retirements                                               (31,348)          (12,633)
   Payment of deferred financing costs                                                           (1,696)               --
   Proceeds from exercise of stock options                                                          492             3,077
                                                                                          -------------     -------------
            Net cash provided by (used in) financing activities                                   2,976            (4,760)
                                                                                          -------------     -------------
   Effect of exchange rate changes on cash and cash equivalents                                     126               498
                                                                                          -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (2,495)            1,332

CASH AND CASH EQUIVALENTS, beginning of period                                                    9,732             5,007
                                                                                          -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                                                  $       7,237     $       6,339
                                                                                          =============     =============


                            (Continued on next page)

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (In Thousands)
                                   (Unaudited)


                                                       Thirty-Nine Weeks Ended
                                                     ---------------------------
                                                      October 28,    October 30,
                                                         2000           1999
                                                     ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for -

      Interest                                       $      7,680   $      3,911
                                                     ============   ============
      Income taxes                                   $      5,104   $      7,277
                                                     ============   ============

                 See notes to consolidated financial statements.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1--General:

The accompanying consolidated financial statements of Sunglass Hut International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited financial statements for the fiscal year ended January 29, 2000 which are included in Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001.

Note 2--Acquisition of Watch World International, Inc.

On June 1, 2000, the Company acquired all of the outstanding shares of Watch World International, Inc. ("Watch World"), a national chain of 118 specialty watch stores and operator of WatchWorld.com, based in New York, New York. The purchase price, as adjusted on November 10, 2000 as a result of a closing balance sheet audit required by the purchase agreement, was approximately $29.3 million, consisting of $10.0 million in cash, 1.3 million shares of the Company's common stock valued at $7.1 million, 142,000 warrants to purchase the Company's common stock valued at $237,000, assumed debt of $11.7 million which was subsequently retired, and acquisition costs of approximately $250,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Watch World are included in the Company's consolidated results of operations from the date of acquisition. The excess of purchase price over the fair value of net assets acquired of approximately $18.1 million has been recorded as cost in excess of net assets of acquired businesses and is being amortized over 25 years. The allocation of purchase price related to the acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments. The pre-acquisition results of operations of Watch World were not material to the Company's results of operations.

In connection with the acquisition of Watch World, the Company adopted a plan for the closure of approximately 25 Watch World locations. The charges to be incurred in connection with these store closures consist of approximately $875,000 for lease exit and other incremental exit costs. These costs were included in the allocation of the purchase price and are included in accrued expenses in the accompanying consolidated balance sheets. As of October 28, 2000, no accrued amounts have been utilized. The amounts accrued are based on preliminary assessments, and any adjustments to the accrual will result in an adjustment to the cost of the acquisition. The Company anticipates that substantially all the store closures will be completed by the end fiscal 2001.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 3--Accrued Restructuring Expenses:

In prior years, the Company recorded accrued restructuring expenses of $28.2 million related to its restructuring plans, which were substantially completed in fiscal 1999. As of October 28, 2000, remaining accrued restructuring expenses pursuant to these plans, which is included in accrued expenses in the accompanying consolidated balance sheets, totaled $254,000 and were comprised of liabilities for remaining lease exit costs related to stores closed during the completion of the restructuring plans. During the third quarter of fiscal 2000, $150,000 of the accrual for restructuring expenses was utilized for the payment of lease exit costs related to store closings completed under the restructuring plans.

Note 4--Revolving Credit Facility

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the previous credit facility with BankBoston, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of Directors. Borrowings under the new facility bear interest at a floating rate ranging from (a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test. The credit facility has certain restrictive covenants, which include the maintenance of minimum net worth and certain key ratios. As of October 28, 2000, the Company had outstanding borrowings under the credit facility of $88.2 million and was in compliance with the covenants of this facility.

Note 5--Comprehensive Income:

Total comprehensive income consists of the following:

                                                      Thirteen Weeks Ended
                                                 -------------------------------
                                                   October 28,      October 30,
                                                      2000             1999
                                                 --------------    -------------
                                                          (In thousands)

       Net loss                                  $    (2,599)      $    (1,564)
       Foreign currency translation adjustment        (1,314)              758
                                                 --------------    -------------
              Total comprehensive loss           $    (3,913)      $      (806)
                                                 ==============    =============

                                                      Thirty-Nine Weeks Ended
                                                 -------------------------------
                                                   October 28,      October 30,
                                                      2000             1999
                                                 --------------    -------------
                                                          (In thousands)

       Net income                                $    20,166       $    25,025
       Foreign currency translation adjustment        (1,240)              362
                                                 --------------    -------------
              Total comprehensive income         $    18,926       $    25,387
                                                 ==============    =============

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 6--Earnings per Share:

Basic and diluted earnings per share is computed as follows:

                                                                                             Thirteen Weeks Ended
                                                                                         -----------------------------
                                                                                        October 28,         October 30,
                                                                                           2000                1999
                                                                                        -----------         ----------
                                                                                     (In thousands, except per share data)
         Numerator:
              Net loss                                                                   $  (2,599)          $  (1,564)

         Denominator:
              Denominator for basic earnings per share                                      40,389              45,907
              Effect of dilutive securities:
                Options to purchase common stock                                                --                  --
                                                                                         ---------           ---------
              Denominator for diluted earnings per share                                    40,389              45,907
                                                                                         =========           =========

         Loss per share:
              Basic and diluted                                                          $   (0.06)          $   (0.03)
                                                                                         =========           =========

         Antidilutive securities not included in the diluted earnings per share computation:

             Options and warrants to purchase
                common stock                                                                 5,064               4,538
             Exercise prices                                                             $    0.25           $    0.25
                                                                                              to                  to
                                                                                         $   17.08           $   30.81

             Convertible subordinated debt                                               $ 115,000           $ 116,248
             Conversion price                                                            $   30.25           $ 6.00 and 30.25

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 6--Earnings per Share--(Continued):

                                                                                    Thirty-Nine Weeks Ended
                                                                               --------------------------------
                                                                               October 28,          October 30,
                                                                                  2000                 1999
                                                                               -----------          -----------
                                                                             (In thousands, except per share data)
Numerator:
     Net income                                                                $    20,166          $    25,025
     Effect of dilutive securities:
       Interest expense, net of tax benefit on
         convertible debt issued in January 1999                                        --                   30
                                                                               -----------          -----------
     Numerator for diluted earnings per share                                  $    20,166          $    25,055
                                                                               ===========          ===========

Denominator:
     Denominator for basic earnings per share                                       41,688               46,289
     Effect of dilutive securities:
       Convertible debt issued in January 1999                                          --                  208
       Options to purchase common stock                                                460                1,255
                                                                               -----------          -----------
     Denominator for diluted earnings per share                                     42,148               47,752
                                                                               ===========          ===========
Earnings per share:
         Basic                                                                 $      0.48          $      0.54
                                                                               ===========          ===========
         Diluted                                                               $      0.48          $      0.52
                                                                               ===========          ===========

Antidilutive securities not included in the diluted earnings per share computation:

    Options and warrants to purchase common stock                                    2,579                  552
    Exercise prices                                                            $      7.00          $     10.56
                                                                                       to                   to
                                                                               $     17.08          $     30.81

    Convertible subordinated debt                                              $   115,000          $   115,000
    Conversion price                                                           $     30.25          $     30.25

Note 7--Recent Accounting Pronouncements:

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)


Note 7--Recent Accounting Pronouncements--(Continued):

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB No. 101 no later than the fourth quarter of fiscal 2000 and, in the opinion of the Company's management, the adoption will not have a material impact on its financial position and results of operations.

Note 8--Segment Information:

The following table presents the Company's revenues and earnings from operations before interest and income taxes by geographic segment:

                                                           Earnings (loss)
                                                           from operations
                                                           before interest
                                          Net sales        and income taxes
                                      ----------------    ------------------
                                                 (In thousands)
         Thirteen Weeks Ended
            October 28, 2000
            North America             $      126,482      $        (2,211)
            Other segments                    19,767                1,659
                                      ----------------    ------------------
                  Total               $      146,249      $          (552)
                                      ================    ==================

         Thirteen Weeks Ended
            October 30, 1999
            North America             $      112,401      $        (1,566)
            Other segments                    19,887                  946
                                      ----------------    ------------------
                                             132,288                 (620)
            Restructuring expense                 --                  (13)
                                      ----------------    ------------------
                  Total               $      132,288      $          (633)
                                      ================    ==================

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)

Note 8--Segment Information--(Continued):

                                                                          Earnings from
                                                                        operations before
                                                                       interest and income
                                                      Net sales              taxes
                                                  -----------------    ------------------
                                                                 (In thousands)
          Thirty-Nine Weeks Ended
             October 28, 2000
             North America                        $      443,166       $        39,754
             Other segments                               59,588                 2,957
                                                  -----------------    ------------------
                                                         502,754                42,711
             Restructuring expense reversal                   --                   156
                                                  -----------------    ------------------
                   Total                          $      502,754       $        42,867
                                                  =================    ==================

          Thirty-Nine Weeks Ended
             October 30, 1999
             North America                        $      425,526       $        45,448
             Other segments                               58,961                 1,118
                                                  -----------------    ------------------
                                                         484,487                46,566
             Restructuring expense reversal                   --                   262
                                                  -----------------    ------------------
                   Total                          $      484,487       $        46,828
                                                  =================    ==================

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

During the first nine months of fiscal 2000, the Company repurchased 4.2 million shares at a cost of $31.3 million. Since the inception of the stock repurchase program, the Company has repurchased 17.0 million shares at a cost of $126.5 million.

Note 10--Litigation, Claims and Assessment Contingencies:

In October 1999, a class action lawsuit was filed against the Company in the United States District court in the Eastern District of Missouri. The lawsuit alleges, among other things, that the Company violated state and Federal wage and overtime laws. In August 2000, the Company reached a settlement on this action, which did not have a material adverse effect on the Company's operating results.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)--(Continued)

Note 10--Litigation, Claims and Assessment Contingencies --(Continued):

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Sunglass Hut International, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company herein or which are made in future press releases and/or orally, whether in presentations, in response to questions or otherwise. The Company does not undertake to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Form 10-Q will not be realized. The inclusion of any statement in this Form 10-Q or such releases or oral statements does not constitute an admission by the Company or any other person that the events or circumstances described in such statements are material. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

Merchandising, Concentration of Suppliers and Potential Impact of Consolidation of Sunglass/Watch Manufacturing Industry. The Company's success depends to a large degree on its ability to provide a merchandise selection that appeals to customers' changing desires and that appropriately reflects geographical or other demographic differences in brand and style preferences. A failure by the Company to identify or take advantage of emerging fashion trends and/or limitations on the timely delivery of products by vendors and from the Company's distribution center to its retail stores could have a material adverse effect on its results of operations. Moreover, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. The inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's current purchase terms, could have a material adverse effect on its results of operations. In the first nine months of fiscal 2000, Luxottica (including RayBan, Revo, Killer Loop, Arnette, Giorgio Armani and other brands) and Oakley, the Company's largest suppliers, accounted for approximately 18.1% and 28.1%, respectively, of the Company's total merchandise purchases, as compared to 27.1% and 23.2%, respectively, for the same period of fiscal 1999. On June 28, 1999, Luxottica Group SpA completed the purchase of the assets and liabilities of Bausch & Lomb's eyewear business (which included Ray Ban, Revo, Killer Loop, Arnette, Giorgio Armani and other brands). There can be no assurance that this transaction or other vendor consolidations or other changes in the sunglass or watch manufacturing industry will not materially impact the Company's purchase terms, continued

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

supply, pricing, access to new products or otherwise negatively impact its future results of operations. The market for the Company's products is also increasingly subject to the risk of changing fashion trends and the demand for certain styles can change. Historically, the Company has return and/or exchange privileges on certain levels of slow-moving products with its vendors. There can be no assurance that the Company will not be subject to increasing limitations on product returns in the future, which may in turn affect the Company's inventory management strategy.

Risks of Developing Exclusive Brand Products/Market Share. The Company's efforts to develop exclusive brands of products in both the sunglass and watch categories will increase the Company's exposure to risks of inventory obsolescence and other exposures normally associated with manufacturers. Accordingly, in the event that a particular style of product does not achieve widespread consumer acceptance, the Company may be required to take significant markdowns, which could have a material adverse effect on its gross profit margin and other operating results. Additionally, there can be no assurance that the Company's efforts to develop exclusive brand products will not negatively impact its relationship with its existing vendors of branded merchandise. The Company's efforts to develop exclusive brands may also involve other risks that could have a material adverse effect on the Company, including diversion of management's attention from the Company's core business and difficulties with the hiring, retention and training of key personnel. Moreover, the Company's exclusive brand development plans may include entry into joint venture and/or licensing/distribution arrangements, which may limit the Company's control of these operations.

Risks of New Specialty Store Concepts, Distribution Channels and International Operations. The Company's growth plans include expansion of recently developed specialty store concepts and may include the future development of additional concepts. The Company opened its first Watch Station store, a watch specialty store, in fiscal 1996 and during fiscal 1999, initiated a rollout of combination sunglass and watch stores ("Combo stores"). Additionally, during fiscal 2000, the Company completed the acquisition of Watch World International, a national chain of 118 specialty watch stores. During the first nine months of fiscal 2000, the Company converted and/or opened 194 Combo store locations and as of October 28, 2000 the Company operated a total of 388 Combo stores worldwide. Accordingly, these operations will be subject to the numerous risks of establishing new business enterprises, including unanticipated operating problems, ability to secure suitable store sites on a timely basis and on satisfactory terms, ability to obtain suitable use clause changes on a timely basis and on satisfactory terms, lack of experience and customer acceptance, ability to attract and/or retain qualified personnel, inventory obsolescence risks, significant competition from existing and new retailers and related retail channels of distribution, and the extent of existing relationships between such retailers and manufacturers/distributors. There can be no assurance that the Company's recently developed watch specialty store concepts will be able to duplicate the growth of the Company's Sunglass Hut stores or that they will achieve sales and profitability levels that justify the Company's investment therein. There is also no assurance

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

that the results achieved in Combo stores in recent periods will continue as the concept matures and/or expands. Additionally, the Company's growth plans may include the development and expansion of additional specialty store concepts, and there can be no assurance that any newly developed specialty store concepts will achieve sales and profitability levels that justify the investment therein.

The Company's expansion of its e-commerce activity subjects the Company to numerous risks of entering new distribution channels, including unanticipated operating problems and start-up costs, lack of experience and customer acceptance and significant competition from existing and new retailers. In addition, the use of the Internet to sell goods and services has developed only recently, and there can be no assurance that a sufficiently large number of consumers will begin to use the Internet as a medium of commerce. Moreover there can be no assurance that Internet sales will not cannibalize sales from the Company's store locations and mail order operations. Lastly, there can be no assurance that the Company's e-commerce activities will achieve sales and profitability levels that justify the Company's investment therein.

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

Changes in the Level of Global Consumer Demand and/or Spending. The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, energy prices, uncertainty surrounding the outcome of the current U.S. presidential election, and taxation. There can be no assurance that consumer spending will not be affected by economic conditions, thereby impacting the Company's growth, net sales and profitability.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of Disposal of Discontinued Operations. In January 1998, the Company adopted a plan to discontinue its EyeX optical segment and substantially completed the disposition in fiscal 1998. During fiscal 1999, the Company recorded $1.2 million ($738,000, net of taxes) of additional exit costs associated with this segment. The Company's consolidated financial statements include an allowance for estimated loss from disposition of this segment. As the Company completes its disposal of EyeX, certain matters may arise which could result in additional gains or losses to be recognized by the Company.

Ability to Manage Growth. The Company has opened or converted to Combos a significant number of new locations in the past several years, and in fiscal 2000, completed the acquisition of Watch World International, a national chain of 118 specialty watch stores. However, there is no assurance that the Company will sustain the growth in the number of stores and revenues that it has achieved historically. Moreover, there can be no assurance that the Company's management and financial controls, executive personnel and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's business in future periods. The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores and convert selected existing stores into a new Combo store format on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites and/or obtain suitable use clause changes on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that, because of demographic or other reasons, the Company's new or converted stores will achieve sales and profitability comparable to the Company's existing stores. In addition, there can be no assurance that the opening of new or converted locations or concepts will not cannibalize sales at existing locations.

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

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Seasonality. The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and results of operations. The Company has generally experienced lower net sales and operating results during the third quarter of each fiscal year and the Company expects this trend may continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including adverse weather conditions particularly during any of its peak selling seasons, the timing of store openings and closings and the integration of new stores into the operations of the Company. Additionally, the timing of sales and operating results contributed by new concepts (such as the standalone watch specialty and Combo stores) and new distribution channels (such as the Internet) are subject to more unpredictable seasonal patterns due to the newer nature of these concepts.

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

General

Sunglass Hut International, Inc. ("Sunglass Hut" or the "Company") is the world's largest specialty retailer of sunglasses and one of the world's largest specialty retailers of popular price ($50 - $500) watches with approximately 2,000 locations worldwide. On June 1, 2000 the Company acquired Watch World International Inc., a national chain of 118 specialty watch stores. The Company's stores operate under the Sunglass Hut International, Watch Station International and Watch World tradenames. Additionally, during fiscal 1999, the Company initiated a rollout of a new store concept (previously tested on a limited basis in 1998) that combines sunglasses and watches in a unified format ("Combo stores"). The Company has continued to expand this concept in fiscal 2000 with the opening or conversion of 194 stores in the first nine months of fiscal 2000. As of October 28, 2000, the Company operated 1,974 locations including 1,359 specialty sunglass locations, 227 specialty watch locations and 388 Combo locations.

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

On May 18, 2000, the Company entered into a $125 million three-year senior secured revolving credit facility with Fleet National Bank. Proceeds from this facility were used to refinance the previous BankBoston facility, and will support normal working capital needs and other general corporate purposes, including share repurchases, as authorized by the Company's Board of Directors. Borrowings under the new facility bear interest at a floating rate ranging from
(a) prime plus 0 - 1.0% or (b) LIBOR plus 2.0 - 3.0% depending on a financial ratio test. The credit facility has certain restrictive covenants, which include the maintenance of minimum net worth and certain key ratios. As of October 28, 2000, the Company was in compliance with the covenants of this facility.

Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and third fiscal quarters as the Company finances inventory purchases in

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

advance of the Company's highest sales periods. However, during fiscal 2000, the Company anticipates that outstanding borrowings will peak during the fourth quarter due to the impact of the Watch World acquisition and share repurchases during the year. See "Seasonality and Quarterly Results." At October 28, 2000 the Company had outstanding borrowings under its credit facility of $88.2 million and $1.0 million in letters of credit outstanding, which were maintained as security for performance under the Company's executive office lease and for purchases of certain merchandise.

Net cash provided by operating activities was $39.4 million for the first nine months of fiscal 2000 compared to $34.4 million for the same period in fiscal 1999. The difference between the Company's net income and operating cash flow in fiscal 2000 was primarily attributable to non-cash charges for depreciation and amortization and increase in inventory.

Net cash used in investing activities was $45.0 million for the first nine months of fiscal 2000 compared to $28.9 million for the same period in fiscal 1999. Investing cash flows for fiscal 2000 reflect the acquisition of Watch World, capital expenditures related to new store expansion, the renovation of existing stores and required systems enhancements.

Net cash provided by financing activities was $3.0 million for the first nine months of fiscal 2000 compared to a net cash used in financing activities of $4.8 million for the same period in fiscal 1999. Financing cash flows for fiscal 2000 primarily reflect the net increase in the amounts outstanding under the Company's revolving credit facility of $35.5 million, offset by payments for stock repurchases of $31.3 million.

Management believes that net cash provided by operations, together with borrowing availability under the Company's credit facility, should be sufficient to fund estimated capital expenditures associated with the Company's planned opening of store locations as well as the conversion/renovation of existing stores and required systems enhancements, and other working capital requirements, through at least the next twelve months.

Results of Operations

Quarter Ended October 28, 2000 Compared to Quarter Ended October 30, 1999

The Company reported net loss of $0.06 per share, or $2.6 million, during the quarter ended October 28, 2000 compared to net loss of $0.03 per share, or $1.6 million for the same period of fiscal 1999. The Company's loss for the quarter ended October 28, 2000 include two unique items, (1) a $0.02 loss per share reflecting operating results from the recently acquired Watch World operations; and (2) a $0.02 per share dilutive impact from the Company's share repurchases, which will be accretive to full year results.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net sales increased $14.0 million, or 10.6%, to $146.2 million during the quarter ended October 28, 2000 compared to $132.3 million for the same period of fiscal 1999. This increase reflects sales from new stores opened during the third quarter of fiscal 2000 (and fiscal 1999 to the extent not reflected in comparable store sales) of $5.7 million, an increase in comparable store sales of 7.5% (accounting for an increase of approximately $9.1 million) and sales from the Company's newly acquired Watch World stores of $8.9 million, offset by a decrease of $9.7 million for sales lost due to store closures during fiscal 1999 and 2000.

There can be no assurance that sales results during the peak December holiday sales period will achieve similar comparable store or sales growth rates as experienced during the third quarter. The Company remains cautious regarding its fourth quarter earnings, which are heavily dependent on the success or failure of December holiday season sales. The Company has previously announced that November 2000 sales results increased 3.6% to $35.8 million, with comparable stores reporting flat performance.

Gross profit increased $4.6 million, or 9.0%, to $56.1 million during the quarter ended October 28, 2000 compared to $51.4 million for the same period of fiscal 1999, primarily due to the increase in net sales. As a percentage of net sales, gross profit decreased 0.6 percentage points to 38.3% for the quarter ended October 28, 2000 from 38.9% for the same period of fiscal 1999, primarily due to a higher percentage of watch sales (watch sales typically have lower margins than sunglasses).

Operating expenses increased $2.7 million, or 5.9%, to $47.7 million during the quarter ended October 28, 2000 compared to $45.0 million during the same period of fiscal 1999. As a percentage of net sales, operating expenses decreased 1.4 percentage points to 32.6% during the quarter ended October 28, 2000 compared to 34.0% for the same period in 1999 primarily due to the leverage impact of strong comparable store sales.

Depreciation and leasehold amortization expense increased $1.7 million, or 25.4%, to $8.2 million during the quarter ended October 28, 2000 compared to $6.5 million for the same period of fiscal 1999, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Amortization of cost in excess of net assets of acquired business increased $211,000, or 42.1%, to $712,000 during the quarter ended October 28, 2000 compared to $501,000 for the same period of fiscal 1999 due to the acquisition of Watch World.

Interest expense increased $1.7 million to $3.7 million for the quarter ended October 28, 2000, compared to $2.0 million for the same period of fiscal 1999 due to an increase in average outstanding borrowings which was substantially related to the acquisition of Watch World, as well as the Company's repurchase of shares during fiscal years 1999 and 2000.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Nine Months of Fiscal 2000 Compared to First Nine Months of Fiscal 1999

The Company reported net income of $0.48 per diluted share, or $20.2 million, during the first nine months of fiscal 2000 compared to net income of $0.52 per diluted share, or $25.0 million for the same period of fiscal 1999. The Company's earnings for the first nine months of fiscal 2000 include a $0.05 loss per share from Watch World, reflecting operating results subsequent to the June 1, 2000 acquisition, as well as a $0.01 per share benefit due to the Company's share repurchase activity.

Net sales increased $18.3 million, or 3.8%, to $502.8 million during the first nine months of fiscal 2000 compared to $484.5 million for the same period of fiscal 1999. This increase reflects sales from new stores opened during the first nine months of fiscal 2000 (and fiscal 1999 to the extent not reflected in comparable store sales) of $17.6 million, an increase in comparable store sales of 3.2% (accounting for approximately $14.6 million of this increase), sales from the Company's newly acquired Watch World stores of $15.7 million, offset by a decrease of $29.6 million for sales lost due to store closures during fiscal 1999 and 2000.

Gross profit increased $4.4 million, or 2.2%, to $209.1 million during the first nine months of fiscal 2000 compared to $204.7 million for the same period of fiscal 1999. As a percentage of net sales, gross profit decreased 0.6% to 41.6% for the first nine months of fiscal 2000 from 42.2% for the same period of fiscal 1999, primarily due to a higher percentage of watch sales (watch sales typically have lower margins than sunglasses).

Operating expenses increased $5.2 million, or 3.8% to $142.2 million during the first nine months of fiscal 2000 compared to $137.0 million for the same period of fiscal 1999. As a percentage of net sales, operating expenses remained consistent with the same period in fiscal 1999.

Depreciation and leasehold amortization expense increased $2.8 million, or 14.4% to $22.1 million during the first nine months of fiscal 2000 compared to $19.3 million for the same period of fiscal 1999, due to new store growth, the renovation of existing stores and expenditures for required systems enhancements.

Amortization of cost in excess of net assets of acquired business increased $354,000, or 23.3%, to $1.9 million during the first nine months of fiscal 2000 compared to $1.5 million for the same period of fiscal 1999 due to the acquisition of Watch World.

Interest expense increased $4.0 million to $9.9 million for the first nine months of fiscal 2000, compared to $6.0 million for the same period of fiscal 1999 due to an increase in average outstanding borrowings during the period which was substantially related to the Company's

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

acquisition of Watch World, as well as the repurchase of shares during fiscal years 1999 and 2000.

Seasonality and Quarterly Results

Historically, the Company's operations have been seasonal, with highest net sales and net income occurring in the second fiscal quarter, reflecting increased demand for sunglasses during the spring and summer months, and, to a lesser extent, during the fourth quarter, reflecting increased demand for sunglasses and watches during the holiday season.

The Company's results of operations may also fluctuate from quarter to quarter as a result of a variety of factors, including adverse weather conditions particularly during any of its peak selling seasons, the timing of store openings and closings and the integration of new stores into the operations of the Company. Additionally, the timing of sales and operating results contributed by new concepts (such as the standalone watch specialty and Combo stores) and new distribution channels (such as the Internet) are subject to more unpredictable seasonal patterns due to the newer nature of these concepts.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K

(a) Exhibits

                  27 Financial Data Schedule/(1)/

---------------
    (1)Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended October 28, 2000.

                SUNGLASS HUT INTERNATIONAL, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SUNGLASS HUT INTERNATIONAL, INC.



Date: December 12, 2000           By:   /s/John X. Watson
                                        ----------------------------------------
                                        John X. Watson
                                        President, Chief Executive Officer and
                                        Director
                                        (principal executive officer)



Date: December 12, 2000           By:   /s/Stephen L. Pattison
                                        ----------------------------------------
                                        Stephen L. Pattison
                                        Senior Vice-President-Finance
                                        (principal financial officer)




Date: December 12, 2000           By:   /s/George L. Pita
                                        ----------------------------------------
                                        George L. Pita
                                        Vice President-Finance
                                        (chief accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

    27             Financial Data Schedule